Form 10-Q
period 1995-09-30
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1996-03-29
CIK 721465

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                 _______________________________________________

                                    Form 10-Q


                  Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

                 _______________________________________________

  For the Nine Months Ended September 30, 1995 commission file number 2-84474

                     APT Housing Partners Limited Partnership
              (Exact name of registrant as specified in its charter)

              Massachusetts                          04-2791736
     (State or other jurisdiction of 					 (IRS Employer Identification No.)
      incorporation or organization)

    500 West Cummings Park, Suite 6050, Woburn, Massachusetts    01801
    (Address of principal executive offices)	                  	(Zip Code)


       Registrant's telephone number, including area code  (617)935-4200


                                      N/A
Former name,former address and former fiscal year, if change since last report



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


            Yes             X                     No______________

                          PART I - FINANCIAL INFORMATION

                           ITEM 1 - Financial Statements

                     APT HOUSING PARTNERS LIMITED PARTNERSHIP
                              (a limited partnership)

                              UNAUDITED BALANCE  SHEET

                                 SEPTEMBER 30, 1995


                                       ASSETS


INVESTMENT IN LOCAL LIMITED
     PARTNERSHIP (Notes 1 and 2)                              	$    -0-

CASH									                                                    30,918
	    Total Assets			                                           $ 30,918



                          LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

ACCRUED EXPENSES                              						            $ 9,425

     Total Liabilities           	                         					$ 9,425



COMMITMENTS AND CONTINGENCIES (Note 3)

PARTNERS' CAPITAL (Deficit) (Note 3):

	    General Partners                                    							(38,895)
	    Limited partners - 3,700 interests                    					 60,388

    	Total Partners' Capital (Deficit)                    					  21,493

    	Total Liabilities and Partners' Capital	    		            $ 30,918



              See accompanying notes to financial statements

                       ITEM I -  Financial Statements
                                (Continued)

                  APT HOUSING PARTNERS LIMITED PARTNERSHIP
                          (a limited partnership)

                      UNAUDITED STATEMENT OF INCOME

                  JANUARY 1, 1995 TO SEPTEMBER 30, 1995



                                                  									Nine Months
                                                  									Ended
                                                  									September 30, 1995


INTEREST INCOME							                                       $  1,742

EXPENSES:
    	Administrative and General					                           28,682
         	Total Expenses					                                $ 28,682

INCOME (LOSS) Before Share of Net Income
      and Distributions of the Local Limited Partnerships	 	(  26,940)

DISTRIBUTION From Local Limited Partnership			                 87,065

EQUITY IN NET INCOME (LOSS) of the Local
     Limited Partnership	                       			 		     (    -    )

NET INCOME							                                            $ 60,125

NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 4)						 $   15.93



See accompanying notes to financial statements

                         ITEM 1 - Financial Statements
                                 (continued)
                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                           (a limited partnership)





                                     						General 	  Limited
                                    							Partner   	Partner   	Total



Balance as of 1/1/95				                	($ 36,098)   $197,466	  $161,368

Net Income: 1/1/95- 9/30/95		        		      1,203 	    58,922     60,125

Cash Distributions			                	  	(   4,000)   (196,000)	 (200,000)

Balance at  9/30/95				                 	($ 38,895) 	 $ 60,388	  $ 21,493













                 See accompanying notes to financial statements

                         ITEM I - Financial Statements
                                 (continued)

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                           (a limited partnership)

                        UNAUDITED STATEMENT OF CASH FLOWS
                      JANUARY 1, 1995 TO SEPTEMBER 30, 1995



CASH FLOW FROM OPERATING ACTIVITIES:

    	Net Income                                          									  $ 60,125

    	Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

                     		Accrued expenses				      (8,347)      		   (   8,347)

     Net Cash provided (used) by operating activities:		             	51,778

CASH FLOW FROM INVESTING ACTIVITIES:					                                -

    	Cash Distributions to Partners							                         ( 200,000)

    	Net Cash used by investing activities                  						 ( 200,000)

CASH FLOW USED BY FINANCIAL ACTIVITIES:	                   			          -

Net Decrease in Cash		                                     							 ( 148,222)

Cash at January 1, 1995								                                      179,140

Cash at September 30, 1995								                                $   30,918



                See accompanying notes to financial statements

                      APT HOUSING PARTNERS LIMITED PARTNERSHIP
                              (a limited partnership)

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                  ________________________________________________



NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

	Organization and Purpose

	APT Housing Partners Limited Partnership (the Partnership), a limited partnership, was formed on June 8, 1983, under the Uniform Limited Partnership Act of the State of Massachusetts.
APT Asset Management, Inc. (formerly American Development Team,
Inc.) is the General Partner of the Partnership.  The
Partnership was organized to invest in other local limited partnerships which will develop, rehabilitate, own and operate housing developments that are operated with assistance from Federal, State and/or local governmental agencies. The partnership agreement, as amended, authorized the issuance of up to 3,700 partnership interests which, at September 30, 1983, were subscribed and issued pursuant to a public offering.

	The partnership agreement provides for allocation of income, loss, and credits, 98% to the Investor Limited Partners and 2% to the General Partner.

	Basis of Accounting

	The Partnership's records are maintained on the accrual basis of accounting for both Federal income tax and financial reporting purposes.

	Cash Equivalents

	Cash Equivalents consist of money market funds, treasury bills and commercial paper with original maturities of 90 days or less. Certificates of deposit and other securities with original maturities in excess of 90 days are classified as short-term investments. Cash equivalents are carried at cost which approximate market.

	Investments in Local Limited Partnerships

	The equity method of accounting is used to recognize the Partnership's share of earnings or losses of the local limited partnerships. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each local limited partnership's results of operations and cash distributions. The Partnership's share in the loss of each local limited partnership is not recognized to the extent that the investment balance would become negative. Subsequent distributions are recognized as income once the investment balance is reduced to zero.

                 APT HOUSING PARTNERS LIMITED PARTNERSHIP
                        (a limited partnership)
             NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)


	Other Assets

	Other assets which consist of organization and start-up costs are being amortized on a straight-line basis over 5 years. As of March 31, 1989, the organization and start-up costs were fully amortized.

	Income Taxes

	No provision have been made for Federal or State income taxes or related credits in the Partnership's financial statements, since the liability for such taxes, if any, is that of the individual partners rather than the partnership.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

	As of September 30, 1995 the Partnership had acquired limited partnership interests in two local limited partnerships. The following summarizes the more significant elements of the Partnership's investments in the local limited partnerships:

                                 					Limited					              Investments
                                 					Partnership					          in Local
                                 					Interest			   # of			     Limited
                                 					Percentage	  	Apartments		Partnerships

Ashland Commons			                    95.5%			      96			       $ 1,143,695
Rockledge Apts. Associates		          97.0%		       60              543,900
                                 							           156		       	$ 1,687,595



Share of local limited partnerships' net (loss) income

	    1984                                         										$(   473,339)
	    1985										                                          (   376,335)
	    1986                                        										  (   268,072)
	    1987	                                        									  (   273,462)
	    1988                                          								  (   221,007)
	    1989	                                        									  (    52,081)
	    1990                                        										  (    10,662)
     											                                              (1,674,958)

Cash Distributions - Ashland Commons (return of capital)				  (   12,637)

                                                  											$     -0-

	As of September 30, 1995 losses totaling $385,004 related to the Partnership's equity in the net losses of the local limited partnerships have not been reflected in the financial statements in accordance with the equity method of accounting as the investment balance cannot be reduced below zero. Included in income in the statement of operations are distributions amounting to $87,065 in 1995, from a Local Limited Partnership received subsequent to reduction of the investment balance to zero.

	Ashland Commons and Rockledge Apartments were respectively 100% occupied as of September 30, 1995.


NOTE 3 - TRANSACTIONS WITH AFFILIATES

	In connection with the sale of limited partnership interests in APT Housing Partners, an affiliate of the General Partner will receive an annual partnership management fee for managing the affairs of the partnership and for investor services equal to
 .5% of invested assets (approximately $38,000 annually).
Included in the statement of operations are management fees of $28,275 earned by AIT, of which $9,425 are included in accrued expenses at September 30, 1995 and are payable to AIT.


NOTE 4 - NET INCOME PER LIMITED PARTNERSHIP INTEREST

	The net income per limited partnership interest was computed, after the deduction of the General Partners' 2% share of the income on the basis of the number of outstanding limited partnership interests (3,700) during the period.

                       PART I - FINANCIAL INFORMATION

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction

	The offering period for the sale of limited partnership interests in APT Housing Partners Limited Partnership (the "Partnership") commenced on September 30, 1983 and was completed in April 1984. The net proceeds from the offering have been used to acquire limited partnership interests in Local Limited Partnerships, listed in Footnote 2 of the Notes of Financial Statements. A detailed description of the Local Limited Partnership is contained on pages 46-56 in the Partnership's Prospectus, dated September 30, 1983, as supplemented by the Partnership's Current Reports on Form 8-K, dated March 30, 1984, April 30, 1984, June 22, 1984 and March 30, 1987 and such descriptions are incorporated herein by this reference.


Liquidity and Capital Resources

	The Partnership's primary source of funds is the proceeds of its public offering. Other sources of liquidity include (i) interest earned on funds, and (II) cash distributions from operations of the local limited partnerships in which the Partnership has invested. All these sources of liquidity are available to meet obligations of the Partnership. Payment of management fees to American Investment Team, Inc. will not be made until cash is available in the Partnership.

	The Partnership received $3,700,000 in subscriptions for limited partnership interests (at $1,000 per unit) during the period September 30, 1983 to April 30. 1984, pursuant to a registration statement on Form S-11, resulting in net proceeds available for investments in Local Limited Partnerships of $3,385,500.

	As of December 31, 1986 the Partnership's commitment to investments requiring capital contributions of $3,008,829 has been paid. The Partnership has no other significant capital commitments.


Results of Operations

	All of the local limited partnerships own housing developments See Note 2 of Notes of Financial Statements.

                        PART 2 - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

	Purchase and Sale Agreement, dated as of March 30, 1984, relating to Ashland Commons to Registrant's Form 8-K dated
March 30, 1984.

	Purchase and Sale Agreement, dated as of April 30, 1984, relating to Historic Cohoes, II to Registrant's Form 8-K dated
April 30, 1984.

	Purchase and Sale Agreement, dated as of June 22, 1984, relating to Rockledge Apartments Associated to Registrant's
Form 8-K dated June 22, 1984.

	Withdrawal of APT Housing Partners Limited Partnership as a
Limited Partner in a Local 		Limited Partnership, dated as of
December 18, 1986, relating to Historic Cohoes II, to
Registrant's Form 8-K dated March 30, 1987.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                					APT HOUSING PARTNERS LIMITED PARTNERSHIP


                                					By:	APT Asset Management, Inc.
                                   						General Partner


Date: 11/7/95                         [SIGNATURE]
                                						John M. Curry, President

























































November 10, 1995







Securities and Exchange Commission

450 Fifth Street, NW

Judiciary Plaza

Washington, DC  20549



Attn:	Office of Applications and Report Services



Re:	APT Housing Partners Limited Partnership (the "Partnership")

	Quarterly Report on Form 10-Q



Gentlepeople:



On behalf of the Partnership, enclosed for filing please find eight (8) copies of the Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995. In accordance with your instructions, several of the copies of the report have been manually signed.



Please acknowledge receipt of this letter and the enclosed material by date stamping the enclosed copy of this letter and the cover page of the 10-Q report filed herewith and returning such documents to us in the envelope provided for that purpose.



Sincerely,







Kate Concannnon

Investor Services



Enclosures