Form 10-K
period 1995-12-31
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1996-03-29
CIK 721465

SECURITIES AND EXCHANGE COMMISSION



	Washington, D.C. 20549



	FORM 10-K



	Annual Report Pursuant to Section 13 or 15(d) of

	the Securities Exchange Act of 1934





	For the Fiscal Year Ended December 31, 1995



	Commission File Number 2-84474



	APT HOUSING PARTNERS LIMITED PARTNERSHIP



	A Massachusetts Limited Partnership



	I.R.S. Employer Identification No. 04-2791736



	500 West Cummings Park, Suite 6050, Woburn, Massachusetts 01801



	Registrant's Telephone Number, Including Area Code (617)
935-4200



	Securities Registered Pursuant to Section 12(b) or 12(g) of the
Act:



	NONE





Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.







	Yes   X    No







Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].



	DOCUMENTS INCORPORATED BY REFERENCE



	NONE







TOTAL NUMBER OF PAGES 139

INDEX TO EXHIBITS AT PAGE 136

PART I



ITEM 1. BUSINESS:



General



APT HOUSING PARTNERS LIMITED PARTNERSHIP (the "Partnership") is a limited partnership which was formed under the laws of the Commonwealth of Massachusetts on June 8, 1983. The General Partner of the Partnership is APT Asset Management, Inc., a Massachusetts corporation. APT Asset Management, Inc. is a wholly owned subsidiary of APT Financial Services, Inc. (a Delaware Corporation) whose majority shareholder is John M. Curry.



The Partnership's business is to invest, as a limited partner, in Local Limited Partnerships owning government-assisted housing developments and to provide its partners current tax benefits, potential appreciation in real estate investments, distribution of net capital transaction proceeds and distributable cash to the extent available.



On September 30, 1983, the Partnership offered for sale 9,000 units of limited partnership interests at $1,000 each pursuant to a prospectus dated September 30, 1983. The offering was subsequently amended on March 30, 1984 to provide for 3,700 units of limited partnership interests at $1,000 each. The public offering was managed by American Investment Team, Inc. ("AIT") ("the dealer manager"), an affiliate of the General Partner of the Partnership. The minimum investment allowed was $5,000.



The Partnership received $3,700,000 of subscriptions for limited partnership interests during the period September 30, 1983 through April 30, 1984 from 329 Investors. No further issuance of partnership interests is anticipated.



The net proceeds ($3,071,000) of the public offering were primarily used to purchase limited partnership interests in existing multi-family rental housing development known as Ashland Commons Associates, Rockledge Apartments Associates and Historic Cohoes II. The Partnership's investments in each Local Limited Partnership represents 95.5%, 97% and 97%, respectively. On December 18, 1986 the Partnership withdrew its 97% investment interest in Historic Cohoes II and received its original investment of $1,321,234 from the Local Limited Partnership. A distribution of the same amount was made to the Limited Partners on April 3, 1987.



Federal, state or local government agencies have provided significant incentives in order to stimulate private investment in government-assisted housing. The intent of these incentives was to reduce certain market risks and provide investors (i) tax benefits, (ii) limited cash distributions and (iii) long-term capital appreciation. Notwithstanding these factors, there remain significant risks. These risks include, but are not limited to, the financial strength of the local general partners. The long-term nature of investments in government-assisted housing limits the ability of the Partnership to vary its investment portfolio in response to changing economic, financial and investment conditions; such investments are also subject to changes in local economic circumstances and housing patterns which have an impact on real estate values. These housing developments also require greater management expertise and may have higher operating expenses than conventional housing developments.



The Partnership became the principal limited partner in these Local Limited Partnerships pursuant to Local Limited Partnership agreements entered into with the local general partners. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment. The local general partners of the Local Limited Partnerships retain responsibility for maintaining, operating and managing the housing developments. Under certain circumstances, the Partnership has the right to replace the local general partner of the Local Limited Partnerships.





John M. Curry is a General Partner in one of the Local Limited
Partnerships. An affiliated company in which John M. Curry is the President, is the General Partner in the other Local Limited
Partnership.



Although each of the Local Limited Partnerships in which the Partnership has invested owns a housing development which must compete for tenants in the market place, the rental assistance and below market interest rates on mortgage financing provided by government-assisted housing programs make it possible to offer apartments to eligible tenants at a cost to the tenant significantly below the market rate for comparable conventionally-financed apartments in the area.



The Internal Revenue Service (IRS) scrutinizes, in general, "tax shelters" that generate tax losses in any taxable year. The Local Limited Partnerships will deduct certain fees such as General Partners' fees and other expenses on the basis that such expenses constitute ordinary and necessary expenses of carrying on the business. If the federal income tax information return filed annually by the Partnership or by any Local Limited Partnership are audited, no assurance can be given as to what extent the deductions claimed for these fees will be allowed. Any disallowance by the IRS that is not successfully rebutted will have the effect of increasing the taxable income or decreasing the taxable loss of each Limited Partner for the year in question.



The Limited Partners do not have a right to participate in the management of the Partnership or its operations. However, a majority in interest of the Limited Partners have the authority to (1) approve or disapprove the sale of all or substantially all of the assets of the Partnership in a single transaction or a related series of transactions, (2) dissolve the Partnership,
(3) remove the General Partner, for cause, or (4) elect a substitute General Partner. Limited Partners holding 10% or more of the limited partnership interests have the right to call meetings of the Partnership and propose amendments to the Partnership Agreement.



As a Limited Partner of each of the Local Limited Partnerships, the Partnership does not have the right to participate in the management of such Local Limited Partnerships or their operations. The Partnership retains certain rights with respect to voting on or approving certain matters, including the sale of the housing developments. By the existence or exercise of such rights, it could be asserted that the Partnership was taking part in the control of the Local Limited Partnerships' operations and should thereby incur liability for all debts and obligations of the Local Limited Partnerships. If this were found to be the case, the Partnership interest in one Local Limited Partnership could be reached by creditors of another Local Limited Partnership. The Partnership has received opinions of counsel for the Local Limited Partnerships that the existence and exercise of such rights will not subject it to liability as a Local General Partner of the Local Limited Partnership.



Holders of the Partnership's limited partnership interests will need to bear the economic risk of their investment for an indefinite period of time. Transferability of the limited partnership interests is restricted so as not to cause a termination of the Partnership for tax purposes. In California, Maine, New Hampshire, Pennsylvania and South Carolina, transferability of the limited partnership interests is restricted to transferees meeting the investor suitability standards. In addition, a transfer of limited partnership interests is subject to the consent of the General Partner, which may be withheld in its sole discretion.

Losses recognized for tax purposes from the ownership and operations of the housing developments decline over time. This occurs because the tax advantages of accelerated depreciation are greatest in earlier years and decline over the life of the housing developments, and because those portions of the level mortgage payment attributable to deductible interest likewise decrease with the passage of time. In addition, the benefits to be received in the form of tax savings in future years may decline as a result of the enactment of the Tax Reform Act of 1986, depending on the individual circumstances of each Limited Partner. For these reasons, among others, it is not anticipated that any public market will develop for the purchase and sale of limited partnership interests. Consequently, holders of limited partnership interests in the Partnership may not be able to liquidate their investments in the event of an emergency and limited partnership interests probably will not be readily acceptable as collateral for loans. Moreover, should a limited partner dispose of his limited partnership interest, he will realize taxable income to the extent that his allocable share of the mortgage debt obligations plus the other consideration he receives upon such disposition exceeds his tax basis, while at the same time he may not receive sufficient cash to pay such taxes.



Competition



The real estate rental business in which the Local Limited Partnerships are engaged is highly competitive and the properties owned by the Local Limited Partnerships are expected to be subject to active competition from similar properties in their respective vicinities. The Local Limited Partnerships compete with many other entities providing residential rental housing through government-assisted and conventionally-financed housing developments. Some of these entities are owned by large real estate operators with significantly greater resources than the Partnership as well as local organizations which own and operate a relatively small number of properties. The Local Limited Partnerships believe that they have a reputation for providing safe, clean, quality residential housing which enables them to compete effectively for tenants. While the Local Limited Partnerships believe that they will continue to compete effectively for tenants, there can be no assurance that they will do so or that they will not encounter further increased competition in the future due to changes in the various government-assisted housing programs and from rehabilitated or new housing developments in their respective vicinities.



Employees



The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partner and its affiliates. The General Partner receives compensation in connection with such activities as set forth in
Item 11. In addition, the Partnership reimburses the General Partner and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement").

ITEM 2. PROPERTIES:



The Partnership holds limited partnership interests in two (2)
Local Limited Partnerships as of December 31, 1995. Set forth is a schedule of the Local Limited Partnerships including certain information concerning the Apartment Complexes.



Name and Location 						     % of Units Occupied

(Number of Units)				Date Acquired	       at December 31,



									1995	1994	1993	1992	1991



Ashland Commons Associates		March 30, 1984	99%
100%	99%	100%	100%

  Ashland, MA  (96)



Rockledge Apartments Associates	June 22,
1984	98.2%	100%	100%	100%	100%

  Wakefield, MA  (60)



The Local Limited Partnerships in which the Partnership has invested own existing Apartment Complexes which receive either Federal or State subsidies. The U.S. Department of Housing and Urban Development (HUD), through the Federal Housing Administration (FHA), administers a variety of subsidy programs for low- and moderate-income housing developments. The Federal programs generally provide one of a combination of the following forms of assistance: (i) mortgage loan insurance (ii) rental subsidies, (iii) reduction of mortgage interest payments.



	i) HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National
Housing Act ("NHA") including, among others, Section 236 and
Section 221(d)(4). Under these programs, HUD will generally provide insurance equal to 90% of the total replacement cost to limited-distribution owners. Mortgages are provided by institutions approved by HUD, including banks, savings and loan companies and local housing authorities. Section 221(d)(4) of the NHA provides for federal insurance of private construction and permanent mortgage loans to finance new construction of rental apartment complexes containing five or more units.



	ii) Many of the tenants in HUD insured projects receive some form of rental assistance payments, primarily through the
Section 8 Housing Assistance Payments Program ("Section 8
Program").  Apartment Complexes receiving assistance through the
Section 8 Program will generally have limitations on the amount of rent which may be charged. One requirement imposed by HUD regulations effective for apartment complexes initially approved for Section 8 payments on or after November 5, 1979 is to limit the amount of the owner's annual cash distributions from operations to 10% of the owner's equity investment in an apartment complex if the apartment complex is intended for occupancy by families and to 6% of the owner's equity investment in an apartment complex intended for occupancy by elderly persons. The owner's equity investment in the apartment complex is 10% of the project's replacement cost as determined by HUD.



	HUD recently released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Limited Partnerships are: A discontinuation of project-based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the
Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market"; that is, revalued in light of the reduced income stream, if any. The impact of ACPA, if enacted in its present form, is not presently determinable.



	Several industry sources have already commented to HUD and Congress that in the event the ACPA were fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "mark-to-market" debt from cancellation of indebtedness income treatment.



	iii) The Section 236 Program, as well as providing mortgage insurance, also provides a subsidy which reduces the debt service on a project mortgage, thereby enabling the owner to charge the tenants lower rents for their apartments. Interest credit subsidy payments are made monthly by HUD directly to the mortgagee of the project. Each payment is in an amount equal to the difference between (i) the monthly payment required by the terms of the mortgage to pay principal and interest and (ii) the monthly payment which would have been required for principal and interest if the mortgage loan provided for interest at the rate of 1%. These payments are credited against the amounts otherwise due from the owner of the project, who makes monthly payments of the balance.



	All tenant leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage.



	Management continuously reviews the physical state of the properties and budgets improvements when required which are generally funded from cash flow from operations or release of replacement reserve escrows. No improvements are expected to require additional financing.



	See Item 1, Business, above for the general competitive conditions to which the properties described herein are subject.



	Real estate taxes are calculated using rates and assessed valuations determined by the town or city in which the property is located.



ITEM 3. LEGAL PROCEEDINGS:



	  None.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:



	  None.



PART II



ITEM 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP

	  INTERESTS AND RELATED SECURITY HOLDER MATTERS:



Limited partnership interests are not traded in a public market but were sold through a public offering managed by American Investment Team, Inc. It is not anticipated that any public market will develop for the purchase and sale of any limited partnership interest. Limited partnership interests may be transferred only if certain requirements are satisfied. As of March 15, 1996, there were 329 registered holders of an aggregate of 3,700 units of limited partnership interests in the Partnership.

The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to housing development owners. The Partnership does not anticipate providing significant cash distributions to its limited partners in circumstances other than a refinancing or sale. On February 24, 1995, the Partnership distributed $200,000 to the partners, of which $196,000 or $52.97 per unit of limited partnership interest, was distributed to the Limited Partners. The Partnership does not anticipate that it will make any further cash distributions.



ITEM 6. SELECTED FINANCIAL DATA:



The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Part IV, Item 14, beginning on page 15.



	                   Year Ended December 31,

OPERATIONS	1,995	1,994	1,993	1,992	1,991



Revenue		$	1,884		$	4,843		$	1,507		$	2,179		$	1,063



Expenses		 	46,948		 	46,713		 	47,799		 	48,711		 	49,906



Loss before share of losses of and distri- butions from the
Local Limited Partnerships		( 	45,064)		( 	41,870)		(

	46,292)		( 	46,532)		( 	48,843)



Distribution from Local Limited
Partnership			87,064			82,255			96,546			125,629			74,530



Share of losses of Local Limited Partnerships		 	-  		 	-
		 	-  		 	-



Net income		$	42,000		$	40,385		$	50,254		$	79,097		$	25,687



Net income per weighted average limited part- nership
unit		$	11.12		$	10.70		$	13.31		$	20.95		$	6.80





FINANCIAL POSITION

	                       December 31,

	1,995	1,994	1,993	1,992	1,991



Total assets		$	20,946		$	179,140		$	138,681		$	87,823		$	4,162



Investment in Local      Limited
Partnerships		$	-0-		$	-0-		$	-0-		$	-0-		$	-0



Total
liabilities		$	17,578		$	17,772		$	17,698		$	17,094		$	12,530



Total partners'  capital
(deficiency)		$	3,368		$	161,368		$	120,983		$	70,729		($	8,368)



Cash distributions per  limited partnership
unit		$	52.97		$	-0-		$	-0-		$	-0-		$	-0





ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

			CONDITION AND RESULTS OF OPERATIONS:



Liquidity and Capital Resources



The Partnership's primary source of funds were the proceeds of its public offering. Other sources of liquidity include interest earned on funds and cash distributions from operations of the Local Limited Partnerships in which the Partnership has invested. These sources of liquidity are available to meet obligations of the Partnership.



The Partnership received $3,700,000 in gross proceeds from the sale of partnership interests pursuant to the public offering, resulting in net proceeds available for investment, after volume discounts, establishment of working capital reserves, payment of sales commissions, acquisition fees and offering expenses, of $3,071,000.



As of December 31, 1995, the Partnership has invested all of the net proceeds available for investment.



The Partnership's commitment to investments requiring initial capital contributions has been paid. The Partnership has no other significant capital commitments.



HUD recently released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Limited Partnerships are: A discontinuation of project based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project based Section 8 would be converted to a tenant based voucher system. Any FHA insured debt would them be "marked-to-market", that is revalued in light of the reduced income stream, if any. The impact of ACPA, if enacted in its present form, is not presently determinable.



Several industry sources have already commented to HUD and Congress that in the event the ACPA were fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "mark-to-market" debt from cancellation of indebtedness income treatment.



Cash distributions received from a Local Limited Partnership amounted to $87,064, $82,255, and $96,546 during the years ended December 31, 1995, 1994 and 1993, respectively. These distributions were used to meet the Partnership's obligations and, in 1995, to make distributions to its partners. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.



Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way.
Management believes the only impact would be for laws that have not yet been adopted.

Results of Operations



The Partnership was formed to provide various benefits to its limited partners as discussed in Part I, Item 1 of this Report. It is anticipated that the Local Limited Partnerships in which the Partnership has invested will primarily produce tax losses of approximately $17,000 per $5,000 investment in approximately 14 to 17 full years of Partnership operations, with approximately $11,000 of such tax losses occurring during the first 5 full years of Partnership operations (assuming the applicability of current laws, regulations and court decisions). The benefits received in the form of tax savings may be reduced due to the enactment of the Tax Reform Act of 1986, depending on the individual circumstances of each Limited Partner. There can be no assurance that the Partnership will be able to attain its investment objectives. The Partnership will not seek to sell its interest in any housing development or Local Limited Partnership until proceeds of such sale would supply sufficient cash to enable its Limited Partners to pay applicable taxes. Proceeds of such sales will not be reinvested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount.



Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interests in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the years ended December 31, 1995, 1994 and 1993, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income for those years amounted to $22,868, $67,109, and $51,651, respectively. At December 31, 1995 and 1994, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $383,764 and $360,896, respectively, and, accordingly, have not been reflected in the Partnership's financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.



The Partnership's net income in 1995, 1994 and 1993 was due primarily to cash distributions received of $87,064, $82,255, and $96,546, respectively, from one Local Limited Partnership which offset the Partnership's net operating expenses in these years resulting in net income of $42,000, $40,385, and $50,254, respectively.



The Partnership incurs an annual program management fee payable to American Investment Team, Inc. ("AIT"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the limited partners. The fee to AIT is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $37,353, $37,547, and $37,723 for 1995, 1994 and 1993, respectively.



Administrative expenses consist of professional fees.

Other



The Partnership's investment as a Limited Partner in the Local Limited Partnerships is subject to the risks incident to the potential losses arising from management and ownership of
improved real estate.   The Partnership's investments also could
be adversely affected by poor economic conditions, generally, which could increase vacancy levels, increase rental payment defaults, or increase operating expenses. Any or all of these circumstances could threaten the financial viability of one or both of the Local Limited Partnerships.



There are also substantial risks associated with the operations of Apartment Complexes receiving government assistance. These include: governmental regulations concerning tenant eligibility which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development to make the rental assistance payments it has contracted to make; and that, when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Limited Partnership's Apartment Complex.



The Local Limited Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Limited Partnerships adversely by increasing operating costs, such as fuel, utilities and labor.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:



The financial statements and supplementary data required by this item are set forth under Item 14 of Part IV beginning on page 15 and are incorporated herein by reference.



ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

			ACCOUNTING AND FINANCIAL DISCLOSURE:



Effective December 1, 1995, APT Housing Partners Limited Partnership ("Partnership") dismissed its prior certifying accountants, Tonneson & Company, C.P.A.'s P.C. ("T&C"). T&C's reports on the Partnership's financial statements during the two most recent fiscal years and all subsequent interim periods preceding December 1, 1995 contained no adverse opinion or disclaimers of opinion, and were not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Partnership's General Partner.



During the last two fiscal years and the subsequent interim period to December 1, 1995, there were no disagreements between the Partnership and T&C on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of T&C, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. Also, during the aforementioned period, there occurred no "reportable events" described in Item 304(a)(1)(v) of Regulation S-K of the Commission.

Effective December 8, 1995, the Partnership engaged Robert
Ercolini & Company as its new principal certifying accountants.
The Partnership did not consult with Robert Ercolini & Company regarding accounting advice prior to its engagement.



PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:



The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner. Certain information concerning the director and executive officers of the General Partner is set forth below:



JOHN M. CURRY, BS, MBA, CPM, GSP, RR, 53, is the founder, Chairman, Director, and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Curry has been responsible for the construction of over 4,000 units of multi-family housing at a cost of over $120,000,000 and 240,000 square feet of commercial space. Mr. Curry is a graduate of the University of San Francisco (BS, 1968) and the Harvard Graduate School of Business Administration (MBA, 1970). He is a licensed Real Estate Broker in Massachusetts and New York and a licensed Builder in Massachusetts. His professional memberships include the Institute of Real Estate Management with the classification of Certified Property Manager, the Greater Boston Real Estate Board, Builders Association of Greater Boston, and is listed in Who's Who in America.



JEFF E. EWING, BS, CPA, 30, is the President, Chief Financial Officer, Director and Shareholder of APT Financial Services, Inc. Mr. Ewing joined the company in December 1992, becoming its controller, and in December 1994, he became the Company's President and Chief Financial Officer. He is responsible for new business development, corporate operations and the development, implementation and review of all financial reporting systems as well as compliance with applicable tax and regulatory requirements. Prior to joining APT, Mr. Ewing was employed by Congress Realty Group of Companies as assistant controller and the accounting firm of Robert Ercolini and Company as a senior auditor. Mr. Ewing is a Certified Public Accountant in the Commonwealth of Massachusetts and a NASD registered Financial and Operations Principal. Mr. Ewing received his B.S. in Accountancy from Bentley College and is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants.



THERESE M. COCHRAN, CPM, 38, is a Director and Shareholder of APT Financial Services, Inc. and the President of American Properties Team, Inc., a wholly-owned subsidiary of APT Financial Services, Inc. She is responsible for the operations of the management company and new business development. Ms. Cochran currently serves as an Executive Member of the Community Associates Institute, is the Chairperson of the CAI Legislative Action Committee and is a member of the Institute of Real Estate Management having earned the designation of Certified Property Manager.



ELLIOT J. FEINER, BA, MBA, 57, is a Director and Shareholder of APT Financial Services, Inc. and its subsidiaries. Mr. Feiner graduated from Brown University (BA-Economics, 1959) and Suffolk University (MBA, 1962). He is a Certified Public Accountant. Mr. Feiner was Vice President of Finance for FMR Investment Management Services, Inc., a subsidiary of the Fidelity Group, and is currently self-employed.

J. STEWART HARVEY, JR., BSBA, MBA, 63, is a Director and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Harvey is Managing Director of Aberdeen American Inc., an investment firm. He has held the position since 1985. Prior to this, Mr. Harvey was Vice President and Director of Gardner and Preston Moss, Inc. He was Vice President and Director of Research for Fidelity Management and Research Company, the largest mutual funds firm in the country. Mr. Harvey is a graduate of Boston University (BSBA, 1960) and Northeastern University (MBA-Finance, 1966).



MICHAEL LEMOYNE KENNEDY, BA, JD, 37, is a Director and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Kennedy is Chairman of Citizens Energy Corporation, a non-profit energy company. Citizens Energy, through its partnership with Medco Containment, provides at cost, AZT to low-income AIDS patients in several states. Mr. Kennedy is a graduate of Harvard College (BA, 1980) and the University of Virginia Law School (JD, 1984). Mr. Kennedy is also an active member of the boards of the Robert F. Kennedy Memorial, the John F. Kennedy Library Foundation, the Friends of Boston's Long Island Shelter, and The Pacific National Bank, Santa Ana, CA.



ROBERT E. HALLAGAN, BS, MBA, 52, is a Director and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Hallagan is President of Heidrick & Struggles, Inc., a worldwide executive search firm. He has been associated with the company since 1976. Prior to this, he was an Executive Vice President and Treasurer for Hawthorne Securities, and for the Boston Stock Exchange. Mr. Hallagan is a graduate of Deerfield Academy, Williams College (BS, 1966), and Harvard Graduate School of Business (MBA, 1970).



AFFILIATES:



APT FINANCIAL SERVICES INC., ("APT" OR "Company") is a Delaware corporation organized on April 19, 1983. The Company's principal office is located at 500 West Cummings Park, Woburn, MA. APT Financial Services, Inc. and its wholly-owned subsidiaries, American Properties Team, Inc., APT Asset Management, Inc. and American Investment Team, Inc. form a real estate service company providing property management, asset management, syndication, development and investor services to third-party owners, affiliates and partners.



AMERICAN PROPERTIES TEAM, INC. ("APT") is a Massachusetts corporation organized on March 4, 1977. APT provides property management services to both multi-family and commercial properties. Currently, APT manages over 5,000 units of multi-family housing and 75,000 square feet of commercial space in Massachusetts, New York and Indiana. Of the 5,000 units under management, 1,200 are subsidized units through Federal and State programs including Section 8, Section 13A, and Section 236.



APT ASSET MANAGEMENT, INC. is a Massachusetts corporation organized on August 17, 1982. The company has developed over $100 million in residential and commercial properties. In addition, APT Asset Management, Inc. serves as the General Partner for ten real estate limited partnerships one of which is publicly registered. The company conducts strategic planning for the limited partnerships including development, recapitalization, refinancing and sales.



AMERICAN INVESTMENT TEAM, INC. ("AIT") is a Massachusetts corporation organized on August 13, 1982. AIT is a NASD registered broker-dealer for both public and private placements.
The company serves as investor services agent for over 570 clients who have invested $30 million of equity in the Company's developments.

ITEM 11. EXECUTIVE COMPENSATION:



The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partner for their services. Under the terms of the Partnership Agreement, the General Partner and affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. In addition, an affiliate of the General Partner, American Investment Team, Inc., receives from the Partnership an annual program management fee equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. The Local Limited Partnerships pay fees ranging from 4.5% to 6% of gross revenue collected to American
Properties Team, Inc., an affiliate of the General Partner, for management of properties owned by the Local Limited Partnerships.



Further, the Local Limited Partnerships have incurred the following fees from inception with their local general partners or affiliates:





	Fee		   Amount			Recipient



Development Fee	$    46,566		John M. Curry

Construction Supervision Fee	    584,143	Local General Partners

Fee for Agreement to Repurchase	    246,492	Local General
Partners

Fee for Agreement to Fund Completion	     61,550	Local General
Partners

Fee for Agreement to Fund

  Operating Deficits	     39,674	Local General Partners

Rent-up Fee	    214,240	Local General Partners

Administrative & Reporting Fee	    180,530	American Investment
Team, Inc.



				$ 1,373,195



Included in the above fees of the Local Limited Partnerships are fees totaling $618,929 paid or to be paid to John M. Curry or affiliated companies.



Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in the annual report. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partner and/or its affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.





ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT:



(a)	Security Ownership of Certain Beneficial Owners



The General Partner owns all of the outstanding general partnership interests of APT Housing Partners Limited
Partnership. One person is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

As of March 15, 1996, the ownership interests by the General
Partner and its affiliates and holders of 5% or greater of outstanding limited partnership interests is as listed:



Title of Class 	Name and Address of Beneficial Ownership 	Amount
and Nature of Beneficial Ownership 	Percentage of     Class

General Partnership Interest	APT Asset Management, Inc. 500 West
Cummins Park Suite 6050 Woburn, MA  01801		$	2,000	Capital

			contribution- 			directly  			owned	 2.000%



Limited Partnership Interest	John M. Curry 211 Commodore Dr.
Jupiter, FL  33477		$	5,000	Capital 			contribution-    (5
units)		directly 			owned	0.13



	Chistopher Burden 731 Hospital Trust Bldg. Providence, RI
02903		$	275,000	Capital 			contribution-  (275 units)	directly

			owned	7.43







(b)	Changes in Control



		None





ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:



The Partnership has and will continue to have certain relationships with affiliates of the General Partner, as discussed in Item 11 and also Note 5 to the financial statements in Item 14, which is incorporated herein by reference. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General
Partner.

PART IV



ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORT ON
FORM 8K:		   Page



(a) 1.	Financial Statements



		Independent Auditor's Report of Robert Ercolini & Company	16
-17



		Independent Auditor's Report of Tonneson & Company C.P.A.s,
P.C.	18



		Balance Sheets as of December 31, 1995 and 1994	19



		Statements of Income for the years ended

			December 31, 1995, 1994 and 1993	20



		Statements of Partners' Capital (Deficiency) for the years ended

			December 31, 1995, 1994 and 1993	21



		Statements of Cash Flows for the years ended

			December 31, 1995, 1994 and 1993	22



		Notes to Financial Statements	23 - 26



(a) 2.	Financial Statement Schedules



		Schedules Applicable to Local Limited Partnerships



		Schedule III - Real Estate and Accumulated Depreciation as of

		December 31, 1995	27



		Schedule IV - Mortgage Loans on Real Estate as of December 31,

		1995		28



		All other financial statement schedules have been omitted because

		the required information is shown in the financial statements or

		notes thereto or they are not applicable.



		Individual financial statements of the Local Limited
Partnerships

		for the years ended December 31, 1995, 1994 and 1993



			-Ashland Commons Associates	29 - 104

			-Rockledge Apartments Associates	105 - 135



(a) 3.	Exhibits



		The exhibits listed on the accompanying Index to Exhibits on page

		136 are filed as part of this report or incorporated herein by

		reference.



(b)		Reports on Form 8-K



		The Partnership filed a report on Form 8-K dated December 1,
1995

		reporting a change in registrant's certifying accountants under

		Item 4.

	INDEPENDENT AUDITOR'S REPORT







To the Partners of

APT Housing Partners Limited Partnership

Woburn, Massachusetts





We have audited the balance sheet of APT Housing Partners Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 1995, and the related statements of income, partners' capital (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Ashland Commons Associates and Rockledge Apartments Associates ("Local Limited Partnerships"), the investments in which, as discussed in Note 3 to the financial statements, are accounted for by the equity method of accounting. The Partnership's cumulative share of losses of and distributions from the Local Limited Partnerships have exceeded its investments therein. Accordingly, the Partnership has reduced the investments to zero and has suspended application of the equity method. The financial statements of the Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors. The financial statements of APT Housing Partners Limited Partnership as of December 31, 1994 and 1993, were audited by other auditors whose report dated February 18, 1995, expressed an unqualified opinion on those statements.



We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



In our opinion, based on our audit and the reports of other auditors, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of APT Housing Partners Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic 1995 financial statements taken as a whole. The supplemental schedules listed in the accompanying index on page 15 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements. In our opinion, which insofar as it relates to amounts included for the Local Limited Partnerships, is based on the reports of other auditors, these schedules fairly state in all material respects the financial data required to be set forth therein in relation to the basic 1995 financial statements taken as a whole.









			Robert Ercolini & Company





Boston, Massachusetts

March 22, 1996

	INDEPENDENT AUDITOR'S REPORT









To the Partners of

APT Housing Partners Limited Partnership





We have audited the balance sheet of APT Housing Partners Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 1994, and the related statements of income, partners' capital (deficit) and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.



We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.



In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APT Housing Partners Limited Partnership as of December 31, 1994, and the results of its operations and its cash flows for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.



Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the accompanying index on page 15 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. Information for 1994 and 1993 has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.









			Tonneson & Company C.P.A.'s P.C.



Wakefield, Massachusetts

February 18, 1995
	APT HOUSING PARTNERS LIMITED PARTNERSHIP



	BALANCE SHEETS





	ASSETS







		        December 31,

		    1995	  1994



Investment in Local Limited Partnerships			$	-  		$	-

Cash and cash equivalents			 	20,946		 	179,140



			Total assets			$	20,946		$	179,140







LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)



Liabilities:

	Accrued expenses -  		Affiliate			$	9,078		$	9,272

		Professional fees			 	8,500		 	8,500



			Total liabilities				 	17,578		 	17,772



Commitments and contingencies

 Partners' capital (deficiency):

	General partner			( 	39,258)		( 	36,098)

	Limited partner, 3,700 partnership units 		authorized, issued
and outstanding			 	42,626		 	197,466



			Total partners' capital (deficiency)			 	3,368		 	161,368





			Total liabilities and 				  partners' capital
(deficiency)			$	20,946		$	179,140

	APT HOUSING PARTNERS LIMITED PARTNERSHIP



	STATEMENTS OF INCOME

















	    For the years ended December 31,

	 1995	  1994	1,993



Interest income		$	1,884		$	4,843		$	1,507



Operating expenses:

	Management fees - affiliate			37,353		 	37,547			37,723

	Administrative		 	9,595		 	9,166		 	10,076



		Total operating expenses			 	46,948		 	46,713		 	47,799



Loss before share of losses of 	and distributions from 	Local
Limited Partnerships		( 	45,064)		( 	41,870)		( 	46,292)



Distribution from Local Limited

	Partnership			87,064			82,255			96,546



Share of losses of Local 	Limited Partnerships		 	-  		 	-

	-



Net income		$	42,000		$	40,385		$	50,254



Limited partners' interest in net income

		$	41,160		$	39,577		$	49,249



Weighted average number of outstanding 	limited partnership
units		 	3,700		 	3,700		 	3,700



Net income per limited 	partnership
unit		$	11.12		$	10.70		$	13.31

	APT HOUSING PARTNERS LIMITED PARTNERSHIP



	STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)



	FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993









	General	Limited

	Partner	Partners	Total



Balance, December 31, 1992		($	37,911)		$	108,640		$	70,729



Net income		 	1,005		 	49,249		 	50,254



Balance, December 31, 1993		( 	36,906)			157,889			120,983



Net income		 	808				 	39,577				 	40,385



Balance, December 31, 1994		( 	36,098)					197,466					161,368



Net income		 	840		 	41,160		 	42,000



Distributions		( 	4,000)		( 	196,000)		( 	200,000)



Balance, December 31, 1995		($	39,258)		$	42,626		$	3,368

	APT HOUSING PARTNERS LIMITED PARTNERSHIP



	STATEMENTS OF CASH FLOWS









	    For the years ended December 31,

	   1995	  1994	  1993

CASH FLOWS FROM OPERATING ACTIVITIES:

	Net income		$	42,000		$	40,385		$	50,254

	Adjustments to reconcile net income 		to net cash provided by

		operating activities:

			Change in operating assets and 				liabilities:

					  Increase (decrease) in accrued 					    expenses		(

	194)		 	74		 	604



	Net cash provided by operating 		activities		 	41,806

	40,459		 	50,858



CASH FLOWS FROM FINANCING ACTIVITIES:

	Distributions to limited partners		( 	196,000)			-  			-

	Distributions to general partner		( 	4,000)		 	-  		 	-



	Net cash used in financing 			activities		( 	200,000)		 	-

	-



Net increase (decrease) in cash and cash 	equivalents		(

	154,194)		 	40,459			50,858



Cash and cash equivalents, beginning of 	year		 	179,140

	138,681		 	87,823



Cash and cash equivalents, end of
year		$	20,946		$	179,140		$	138,681

	APT HOUSING PARTNERS LIMITED PARTNERSHIP



	NOTES TO FINANCIAL STATEMENTS



	FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993





1.	Organization and summary of significant accounting policies:



	Organization:



	APT Housing Partners Limited Partnership ("the Partnership"), organized as a Massachusetts Limited Partnership on June 8,
1983, was formed to invest in other Local Limited Partnerships
("the Local Limited Partnerships") which own and operate existing residential rental housing developments that are financed or operated with assistance from Federal, state and/or local governmental agencies. The Partnership has limited partnership interests in two Local Limited Partnerships, with a total of 156 residential apartment units, located within the Commonwealth of Massachusetts.



	The general partner of the Partnership is APT Asset Management, Inc. The Partnership Agreement, as amended, authorized the issuance of 3,700 limited partnership units, all of which were issued and are outstanding.



	Use of estimates:



	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



	Investment in Local Limited Partnerships:



	The Partnership accounts for its investments in the Local Limited Partnerships by the equity method. Accordingly, the investments are carried at cost, adjusted for the Partnership's proportionate share of earnings or losses. The Partnership's share of losses on an investment is recognized only to the extent of the investment. Distributions received are reflected as reductions of the investments. Once an investment balance has been reduced to zero, subsequent distributions received by the Partnership are recognized as income.



	Income taxes:



	Federal and state income taxes are not included in the accompanying financial statements because these taxes, if any, are the responsibility of the individual Partners.



	Statement of cash flows:



	For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds and, at December 31, 1994, a short-term U.S. Treasury bill with a carrying value of $99,642. Cash equivalents are carried at cost which approximates their market values.

	APT HOUSING PARTNERS LIMITED PARTNERSHIP

1.	Organization and summary of significant accounting policies
continued:



	Net income per limited partnership unit:



	Net income per limited partnership unit is computed by dividing net income available to limited partnership units by the weighted average number of outstanding limited partnership units during the year.



	Reclassifications:



	Certain reclassifications have been made to the 1994 and 1993 financial statements to conform with the presentation format of the 1995 financial statements.



2.	Allocation of benefits:



	In accordance with the Partnership Agreement, income, losses, credits and distributions are allocated 2% to the General
Partner and 98% to the Limited Partners.



	During 1995, the Partnership made distributions of $4,000 to the General Partner and $196,000 to the Limited Partners. The distributions to the Limited Partners amounted to $52.97 per limited partnership unit.



3.	Investment in Local Limited Partnerships:



	The Partnership has investments in two Local Limited Partnerships, Ashland Commons Associates ("Ashland") and Rockledge Apartments Associates ("Rockledge"). The Partnership's investments consist of $1,143,695 for a 95.5% limited partnership interest in Ashland which owns an apartment complex of 96 units located in Ashland, Massachusetts and $543,900 for a 97% limited partnership interest in Rockledge which owns an apartment complex of 60 units located in Wakefield, Massachusetts.



	The Local Limited Partnerships receive governmental assistance under programs which restrict the payment of annual cash distributions to the owners to specified maximum distributable amounts and to available surplus cash, as defined in the applicable Regulatory Agreement between the governmental agency and the Local Limited Partnership. Undistributed amounts are cumulative and may be distributed in subsequent years if there is available surplus cash. Based upon the Partnership's ownership interest in each of the Local Limited Partnerships, the maximum annual distributable amounts that can be made to the Partnership from Ashland and Rockledge are $87,903 and $9,552, respectively.



	For the years ended December 31, 1995, 1994 and 1993, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $22,868, $67,109, and $51,651, respectively. The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $383,764 at December 31, 1995 and $360,896 at December 31, 1994. Accordingly, the
	APT HOUSING PARTNERS LIMITED PARTNERSHIP



	NOTES TO FINANCIAL STATEMENTS - CONTINUED





3.	Investment in Local Limited Partnerships - continued:



	investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.



	During 1995, 1994 and 1993, the Partnership received distributions of $87,064, $82,255, and $96,546, respectively, from Ashland which were received subsequent to the reduction of the Partnership's investment balance to zero. Accordingly, these distributions have been included as income in the accompanying statements of income.



	Summarized audited balance sheet information on a combined basis for the Local Limited Partnerships as of December 31, 1995 and 1994 was as follows:



	          December 31,

	1995	1994



	Rental property		$	7,597,934		$	7,597,934

	Accumulated depreciation		( 	3,507,367)		( 	3,241,178)

	Cash and cash equivalents			525,355			450,756

	Restricted assets and deposits			487,541			422,900

	Other assets		 	131,550		 	178,196



			Total assets		 	5,235,013		 	5,408,608



	Mortgage loans payable		 	6,035,522		 	6,075,751

	Other liabilities		 	245,547		 	268,505



			Total liabilities		 	6,281,069		 	6,344,256



	Partners' capital (deficiency)		($	1,046,056)		($	935,648)



	Composition of partners' capital 	  (deficiency):

		General partners		($	87,855)		($	87,380)

		Limited Partners		( 	958,201)		( 	848,268)



			Partners' capital (deficiency)		($	1,046,056)		($	935,648)





	Summarized audited income statement information on a combined basis for the Local Limited Partnerships for the years ended
December 31, 1995, 1994 and 1993 was as follows:

	        For the year ended December 31,

	1995	1994	1993



		Revenues		$	1,662,624		$	1,742,732		$	1,707,743



		Net income (loss)		($	19,241)		($	70,337)		($	54,449)

	APT HOUSING PARTNERS LIMITED PARTNERSHIP

4.	Cash and cash equivalents:



	The Partnership maintains cash and cash equivalent balances in a financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At
December 31, 1995 and 1994, the Partnership's cash and cash equivalent balances in this financial institution were fully insured.



	In addition, the Partnership had a short-term U.S. Treasury bill with a carrying value of $99,642 at December 31, 1994. U.S. Treasury bills are backed by the full faith and credit of the U.S. Government. The Treasury bill matured on January 26, 1995.



5.	Transactions with related parties:



	American Investment Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for the years ended December 31, 1995, 1994 and 1993 amounted to $37,353, $37,547, and $37,723, respectively. Of these amounts, $9,078 and $9,272 remained unpaid at December 31, 1995 and 1994, respectively.



6.	Fair value of financial instruments:



	Commencing with the year ended December 31, 1995, the Partnership is required to disclose the fair value of its financial instruments in accordance with Statement of Financial
Accounting Standards No. 107.



	The fair values of the Partnership's financial instruments have been determined at a specific point in time, based on relevant market information and information about the financial instrument. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could affect the estimates.



	The carrying amounts of cash and cash equivalents and accrued expenses at December 31, 1995 approximate their fair values because of the short-term maturity of these instruments.

	APT HOUSING PARTNERS LIMITED PARTNERSHIP

	SCHEDULE III

	REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED
PARTNERSHIPS

	Property Pledged as Collateral

	DECEMBER 31, 1995









		Initial Cost to Partnership		Cost Capitalized Subsequent
to	Gross Amount at which Carried At Close of Period				Year of
Con-		Life on which Depreciation in Latest Income

Description	Encumbrances	  Land  	Buildings and
Improvements	Acquisition: Improvements	  Land  	Building and
Improvements	  Total (c)  	Accumulated Depreciation	struction/
Renovation	Date Acquired	Statement is   Computed



Apartment Complexes

Rockledge Apartments Associates Wakefield,
MA	(a)		$	90,000		$	1,426,190		$	462,170		$	90,000		$	1,888,360
$	1,978,360		$	1,012,960	1973	June, 1984	25 years



Ashland Commons Associates Ashland, MA	(a)		 	215,210

	5,560,343		( 	155,979)	(b)		 	215,210		 	5,404,364

	5,619,574		 	2,494,407	1982	March, 1984	25 years



			$	305,210		$	6,986,533		$	306,191		$	305,210		$	7,292,724		$	7
 ,597,934		$	3,507,367



(a)	Properties are subject to mortgage notes as shown in
Schedule IV.

(b)	Net of retirements

(c)The aggregate cost for Federal income tax purposes at December 31 ,1995 is as follows:

		Rockledge Apartments 		 Associates - 			$	1,978,360

		Ashland Commons 		  Associates -			 	4,970,347

		    Total			$	6,948,707





		Cost of Property and Equipment			Accumulated Depreciation

		                            Year Ended December 31,


		1995	1994	1993	1995	1994	1993



Balance at beginning of
period			$	7,597,934		$	7,597,934		$	7,597,934		$	3,241,178		$	2,
 974,989		$	2,708,800



Additions during period: 	Improvements

	Depreciation expense													266,189			266,189			266,189

Reductions during period: 	Dispositions





Balance at end of
period			$	7,597,934		$	7,597,934		$	7,597,934		$	3,507,367		$	3,
 241,178		$	2,974,989

	APT HOUSING PARTNERS LIMITED PARTNERSHIP

	SCHEDULE IV

	MORTGAGE LOANS ON REAL ESTATE OF LOCAL LIMTIED PARTNERSHIPS

	DECEMBER 31, 1995













Mortgage Loan	Interest rate(s)	Final Maturity Date	Periodic
Payment   Terms	Prior Liens	Face Amount of Mortgages	Carrying
Amount  of Mortgages (a)	Principal Amount of Loans Subject to
Delinquent   Principal or Interest



Rockledge Apartments
Associates	7.5485%	7/1/19	monthly	None		$	1,477,000		$	1,274,506
None



Ashland Commons Associates	11.728%	5/1/24	monthly	None

	5,108,100		 	4,761,016	None



						$	6,585,100		$	6,035,522



(a)The aggregate carrying amounts for Federal income tax purposes at December 31, 1995 is the same as those amounts listed above.









	Carrying Amount of Mortgages

	Year Ended December 31,

	1995	1994	1993



Balance at beginning of period Additions during period: 	New
mortgage loans 	Other
(describe)		$	6,075,751		$	6,112,416		$	6,145,866

Deductions during period: 	Payments of principal		( 	40,229)		(

	36,665)		( 	33,450)

	Other (describe)



Balance at end of period		$	6,035,522		$	6,075,751		$	6,112,416

	INDEX TO EXHIBITS









		Sequentially

Exhibit		Numbered

  No.  	Description	    Page



(3)	Articles of Incorporation and By-laws:  The registrant is
not incorporated. The partnership Agreement was filed with the registrant's Registration Statement on Form S-11 (#2-84474) and is incorporated herein by reference.



(10.1)	Purchase and Sale Agreement, dated as of March 30, 1984,
relating to Ashland Commons Associates (filed with Registrant's
Form 8-K dated March 30, 1984 and incorporated herein by reference).



(10.2)	Purchase and Sale Agreement, dated as of April 30, 1984,
relating to Historic Cohoes, II (filed with Registrant's Form
8-K dated April 30, 1984 and incorporated herein by reference).



(10.3)	Purchase and Sale Agreement, dated as of June 22, 1984,
relating to Rockledge Apartment Associates (filed with
Registrant's Form 8-K dated June 22, 1984 and incorporated herein by reference).



(10.4)	Withdrawal of APT Housing Partners Limited Partners as a
Limited Partner in a Local Limited Partnership, dated as of December 18, 1986, relating to Historic Cohoes, II, (filed with Registrant's Form 8-K dated March 30, 1987 and incorporated herein by reference).



(16)	Letter regarding change in certifying accountant.	137



(27)	Financial data schedule.	138

	TONNESON & COMPANY C.P.A.'s P.C.

	CERTIFIED PUBLIC ACCOUNTANTS

	530 Edgewater Drive

	Wakefield, MA  01880

	(617) 245-9999

	Fax (617) 245-8731









December 8, 1995







Securities and Exchange Commission

450 5th Street N.W.

Washington, DC  20549



Gentlemen:



We have been furnished with a copy of the response to item 4 of Form 8-K for the event that occurred on December 1, 1995, to be filed by our former client, APT Housing Partners Limited
Partnership. We agree with the statements made in response to that Item insofar as they relate to our Firm.



Sincerely,







Tonneson & Company C.P.A.'s P.C.

	APT HOUSING PARTNERS LIMITED PARTNERSHIP



	FINANCIAL DATA SCHEDULE





This schedule contains summary financial information extracted from the balance sheets and statements of income on pages 19 through 20 of the Partnership's 1995 Annual Report on Form 10-K and is qualified in its entirety by reference to such financial statements.





Item Number	Item Description	 Year End      1995



5-02(1)	Cash and cash items		$	20,946

5-02(2)	Marketable securities			-0

5-02(3)(a)(1)	Notes and accounts receivable-trade			-0

5-02(4)	Allowance for doubtful accounts			-0

5-02(6)	Inventory			-0

5-02(9)	Total current assets			20,946

5-02(13)	Property, plant and equipment			-0

5-02(14)	Accumulated depreciation			-0

5-02(18)	Total assets			20,946

5-02(21)	Total current liabilities			17,578

5-02(22)	Bonds, mortgages and similar debt			-0

5-02(28)	Preferred stock-mandatory redemption			-0

5-02(29)	Preferred stock-no mandatory redemption			-0

5-02(30)	Common stock			-0

5-02(31)	Other stockholders' equity			3,368

5-02(32)	Total liabilities and stockholders' equity			20,946







Item Number	Item Description	Year Ended      1995



5-03(b)1(a)	Net sales of tangible products		$	-0

5-03(b)1	Total revenues			88,948

5-03(b)2(a)	Cost of tangible goods sold			-0

5-03(b)2	Total costs and expenses applicable to sales and
revenues			-0

5-03(b)3	Other costs and expenses			46,948

5-03(b)5	Provision for doubtful accounts and notes			-0

5-03(b)(8)	Interest and amortization of debt discount			-0

5-03(b)(10)	Income before taxes and other items			42,000

5-03(b)(11)	Income tax expense			-0

5-03(b)(14)	Income/loss continuing operations			42,000

5-03(b)(15)	Discontinued operations			-0

5-03(b)(17)	Extraordinary items			-0

5-03(b)(18)	Cumulative effect- changes in accounting
principles			-0

5-03(b)(19)	Net income or loss			42,000

5-03(b)(20)	Earnings per share-primary			11.12

5-03(b)(20)	Earnings per share-fully diluted			11.12

	SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





					APT HOUSING PARTNERS LIMITED PARTNERSHIP









					By:  APT Asset Management, Inc.

					     General Partner







               	By:

		Date	   John M. Curry - President

					   APT ASSET MANAGEMENT, INC.























































	ASHLAND COMMONS ASSOCIATES

	(a limited partnership)

	PROJECT NO: 023-35279





	REPORT ON FINANCIAL STATEMENTS





	YEAR ENDED DECEMBER 31, 1995





















































































	CONTENTS



		Page



Auditors' Report	3



Financial Statements:

	Balance Sheet	4

	Statement of Profit and Loss	5

	Statement of Partners' Deficit	6

	Statement of Cash Flows	7

	Summary of Accounting Policies	9

	Notes to Financial Statements	10

































































































                                       January 20, 1996



To the Partners of

Ashland Commons Associates

Woburn, Massachusetts





We have audited the accompanying balance sheet of HUD Project No. 023-35279 of the Ashland Commons Associates (a limited partnership) as of December 31, 1995 and the related statements of profit and loss, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.



We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 023-35279 as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





	ASHLAND COMMONS ASSOCIATES

	(a limited partnership)

	PROJECT NO: 023-35279



	BALANCE SHEET



	DECEMBER 31, 1995





	ASSETS

CURRENT ASSETS



	Cash and Cash Equivalents                        $	320,686

	Tenants: Accounts Receivable	3,452

	Property Insurance	534

	Mortgage Insurance                               	9,920

	Total Current Assets                             	334,592



DEPOSITS HELD IN TRUST - FUNDED



	Tenants' Security Deposits (Contra)              	12,643

	Total Deposits Held in Trust                     	12,643



RESTRICTED DEPOSITS AND FUNDED RESERVES



	Mortgage Escrow Deposits	68,513

	Reserve for Replacements                    	185,439

	Residual Receipts                                	61,366

	Total Deposits                                   	315,318



FIXED ASSETS



	Land                                        	215,210

	Building (Mortgaged) - Note 2                  	5,404,364

	Less Accumulated Depreciation                    	2,494,407

	                                                 	3,125,167



OTHER ASSETS



	Deferred Charges                                 	103,249

	                                                 $	3,890,969











































	LIABILITIES AND PARTNERS' DEFICIT



CURRENT LIABILITIES



	Accounts Payable                                $	89,787

	Accrued Interest Payable	46,531

	Mortgage Payable - Current Portion	22,187

	Rent Deferred Credits                           	87



	Total Current Liabilities                       	158,592



DEPOSIT LIABILITIES



	Tenants' Security Deposits (Contra)             	12,643

	Total Deposits Liabilities                      	12,643



LONG-TERM LIABILITIES



	Mortgage Loan Payable - Note 2              	4,761,016

	Less: Current Portion                           	22,187

	Total Long-Term Liabilities                     	4,738,829



	Total Liabilities                               	4,910,064



COMMITMENTS AND CONTINGENCIES - NOTES 2,3, AND 4



PARTNERS' DEFICIT - Note 4:



	General Partners                                	(96,827)

	Limited Partners                                	(922,268)



	Total Partners' Deficit                         	(1,019,095)



	                                                $	3,890,969

















See accompanying summary of accounting policies

and notes to financial statements.

	ASHLAND COMMONS ASSOCIATES

	(a limited partnership)

	PROJECT NO:  023-35279



	STATEMENT OF PROFIT AND LOSS



	FOR THE YEAR ENDED DECEMBER 31, 1995



REVENUES:



	Rental income, less vacancies of $13,882         $	1,218,926

	Interest income	32,704

	Miscellaneous income                             	2,289



	Total revenues	1,253,919



COST OF OPERATIONS:

	Repairs and maintenance        $	148,377

	Salaries and wages	108,719

	Real estate taxes	75,666

	Management fee (Note 3)	48,177

	Utilities	42,785

	Administrative	30,978

	Insurance	35,487

	Payroll taxes                  	11,179        	501,368



	Income before interest expenses,

	  and depreciation and amortization		752,551



INTEREST EXPENSE, including MIP of $23,852	        	583,309



	Income before depreciation and amortization	169,242



DEPRECIATION AND AMORTIZATION	        	206,104



NET LOSS	        $	(36,862)



	Net Loss to General Partners	        $	1,659



	Net Loss to Limited Partners	        $	35,203





















See accompanying summary of accounting policies

and notes to financial statements.

	ASHLAND COMMONS ASSOCIATES

	(a limited partnership)

	PROJECT NO:  023-35279



	STATEMENT OF PARTNERS' DEFICIT



	FOR THE YEAR ENDED DECEMBER 31, 1995







                                                  General
Limited

                                    Total         Partner
Partners



BALANCE, at December 31, 1994    $	(891,066)    $	(91,066)
$	(800,000)



Net loss for the period	(36,862)	(1,659)	(35,203)



Distributions                    	(91,167)    	(4,102)  	(87,065)



BALANCE, at December 31, 1995    $	(1,019,095)    $	(96,827)
$	(922,268)



Percent of interest in profit

   and losses                            100%          4.5%
 95.5%























































See accompanying summary of accounting policies

and notes to financial statements.

	ASHLAND COMMONS ASSOCIATES

	(a limited partnership)

	PROJECT NO: 023-35279



	STATEMENT OF CASH FLOWS



	YEAR ENDED DECEMBER 31, 1995





OPERATING ACTIVITIES:





   Rental Income                                      $	1,233,270

   Interest Income	32,704

   Other Income                                       	2,289


   		                                            	1,268,263



   Administrative expenses	30,847

   Management fee	47,676

   Operating and maintenance expenses	187,102

   Payrolls	108,201

   Utilities	33,702

   Real estate taxes and escrow deposits	75,678

   Payroll taxes	11,179

   Insurance	40,132

   Interest on mortgage	559,650

   Mortgage insurance premium                          	23,769

   Tenant security deposits                            	(341)



			                                            	1,117,595



   Net cash provided by operating activities          	150,668


INVESTING ACTIVITIES:



   Increase in residual receipts fund	(11,965)

   Increase in reserve for replacements - net         	(22,245)



   Net cash used by investing activities              	(34,210)



FINANCING ACTIVITIES:



   Expenses not realted to project operations	(878)



   Partners' distributions	(91,167)



   Mortgage principal payments                        	(19,743)



   Net cash used by financing activities              	(111,788)



   Net increase in cash and cash equivalents    	4,670



CASH AND CASH EQUIVALENTS, at beginning of year       	316,016



CASH AND CASH EQUIVALENTS, at end of year             $	320,686





See accompanying summary of accounting policies

and notes to financial statements.

	ASHLAND COMMONS ASSOCIATES

	(a limited partnership)

	PROJECT NO: 023-35279



	STATEMENT OF CASH FLOWS



	YEAR ENDED DECEMBER 31, 1995

	(Continued)





Cash Flows from Operating Activities:



   Net loss
$	(36,862)

   Adjustments to reconcile net loss to net cash

   provided by operating activities:

		Depreciation and Amortization	206,104

		Expense not related to project operations	878



		Changes in operating assets and liabilities:

			Decrease in accounts receivable	14,612

			Increase in tenants' rents receivable	(323)

			Decrease in prepaid expenses	25,100

			Decrease in tenants' security deposits	1,155

			Increase in mortgage escrow deposits	(29,564)

			Decrease in accounts payable and accrued

			   expenses	(29,673)

			Decrease in tenants' security deposits

			   payable     	(814)

			Increase in prepaid rents                     	55





   Net cash provided by operating activities            $	150,668















































	ASHLAND COMMONS ASSOCIATES

	(a limited partnership)



	PROJECT NO: 023-35279



	SUMMARY OF ACCOUNTING POLICIES









BASIS OF ACCOUNTING



Financial Statements are prepared on the accrual basis and all development and construction costs were capitalized. The partnership, for tax purposes, charged to expense certain costs, such as interest and real estate taxes during construction. Accordingly, the cost of property and equipment shown in these statements includes $649,227 which has been deducted for tax purposes.



The balance sheet does not give effect to any assets that the partners may have outside their interest in the partnership, nor to any personal obligations, including income taxes, of the individual partners.



PROPERTY, EQUIPMENT AND DEPRECIATION



Property and equipment are stated at cost. Depreciation of buildings is based on a 25 year life using the straight-line method for financial reporting purposes. For income tax purposes, accelerated depreciation methods are used.



AMORTIZATION



Amortization of financing costs is based on a forty year life using the straight-line method for both financial reporting and income tax purposes.



INCOME TAXES



The partnership, as an entity, is not subject to income tax.
The partners' share of the loss for tax purposes is includable in their income tax returns.



CASH AND CASH EQUIVALENTS



For purposes of statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.







	ASHLAND COMMONS ASSOCIATES

	(a limited partnership)



	PROJECT NO: 023-35279



	NOTES TO FINANCIAL STATEMENTS







NOTE 1 - GENERAL



Ashland Commons Associates is a Massachusetts limited partnership which was formed on September 29, 1982 for the purpose of owning, rehabilitating and operating a multi-unit apartment complex containing 96 residential units under the provisions of Section 221 (d)(4) of the National Housing Act.





NOTE 2 - MORTGAGE LOAN PAYABLE



The mortgage note is insured by the Federal Housing
Administration (FHA) and is payable in monthly installments of approximately $48,283, including interest at 11.728% per annum, through 2024. Annual principal payments will average approximately $28,401 each year for the next five years.



The partnership is required to make monthly payments of $2,094 into a fund for replacements. Withdrawals from this fund can only be made upon the approval of the Federal Housing
Commissioner.



The partnership and its partners have no personal liability on the mortgage loan; the mortgaged property is the only collateral for the loan.





NOTE 3 - RELATED PARTY TRANSACTIONS



The partnership pays a 4.5% management fee based on gross revenues collected, which, at present, is capped at $41.82 PUPM, to an affiliate of a general partner, and also $506 per month for data processing. Further, the management company is reimbursed at cost for salaries and wages and related employee expenses such as payroll taxes, health insurance, disability insurance, workers compensation and other insurance.





NOTE 4 - CAPITAL DISTRIBUTION RESTRICTION



No distribution of assets may be made except from "surplus cash" as defined in the regulatory agreement with the Federal Housing
Administration. Total distributions are limited to $92,045 per annum as allowed by MHFA.

















	ROCKLEDGE APARTMENTS ASSOCIATES

	(a limited partnership)

	PROJECT NO: 71-187-N





	REPORT ON FINANCIAL STATEMENTS





	YEAR ENDED DECEMBER 31, 1995































































































	CONTENTS



		Page



Auditors' Report	3



Financial Statements:

	Balance Sheet	4

	Statement of Profit and Loss	5

	Statement of Partners' Equity (Deficit)	6

	Statement of Cash Flows	7

	Summary of Accounting Policies	8

	Notes to Financial Statements	9





























































































                                       January 24, 1996



To the Partners of

Rockledge Apartments Associates

Woburn, Massachusetts





We have audited the accompanying balance sheet of MHFA Project No. 71-187-N of the Rockledge Apartments Associates (a limited partnership) as of December 31, 1995 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.



We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MHFA Project No. 71-187-N as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.







	ROCKLEDGE APARTMENTS ASSOCIATES

	(a limited partnership)

	PROJECT NO: 71-187-N



	BALANCE SHEET



	DECEMBER 31, 1995





	ASSETS

CURRENT ASSETS



	Cash and Cash Equivalents                        $	204,669

	Tenants: Accounts Receivable                     	14,340

	Total Current Assets                             	219,009



DEPOSITS HELD IN TRUST - FUNDED



	Tenants' Security Deposits (Contra)              	24,086

	Total Deposits Held in Trust                     	24,086



RESTRICTED DEPOSITS AND FUNDED RESERVES



	Mortgage Escrow Deposits	17,420

	Reserve for Replacements                         	118,074

	Total Deposits                                   	135,494



FIXED ASSETS



	Land                                        	90,000

	Building (Mortgaged) - Note 2                  	1,888,360

	Less Accumulated Depreciation                    	1,012,960

	                                                 	965,400



OTHER ASSETS



	Deferred Charges                                 	55

	                                                 $	1,344,044





























































	LIABILITIES AND PARTNERS' EQUITY (DEFICIT)



CURRENT LIABILITIES



	Accounts Payable                                $	26,862

	Accrued Interest Payable	2,104

	Mortgage Payable - Current Portion              	21,979

	Total Current Liabilities                       	50,945



DEPOSIT LIABILITIES



	Tenants' Security Deposits (Contra)             	23,868

	Total Deposits Liabilities                      	23,868



LONG-TERM LIABILITIES



	Note payable to affiliate - Note 3	43,665

	Mortgage Loan Payable - Note 2              	1,274,506

	Less: Current Portion                           	21,979

	Total Long-Term Liabilities                     	1,296,192



	Total Liabilities                               	1,371,005



COMMITMENTS AND CONTINGENCIES - NOTES 2,3, AND 4



PARTNERS' EQUITY (DEFICIT) - Note 4:



	General Partners                             	8,972

	Limited Partners                                	(35,933)

	Total Partners' Deficit                         	(26,961)

	                                                $	1,344,044























See accompanying summary of accounting policies

and notes to financial statements.

	ROCKLEDGE APARTMENTS ASSOCIATES

	(a limited partnership)

	PROJECT NO: 71-187-N



	STATEMENT OF PROFIT AND LOSS



	FOR THE YEAR ENDED DECEMBER 31, 1995



REVENUES:



	Rental income, less vacancies of $5,838          $	392,567

	Interest income	15,258

	Miscellaneous income                             	880



		Total revenues	408,705



COST OF OPERATIONS:

	Repairs and maintenance        $	89,579

	Salaries and wages	47,910

	Real estate taxes	43,163

	Management fee (Note 4)	23,586

	Utilities	44,090

	Administrative	28,711

	Insurance	5,578

	Payroll taxes and employee

	  benefits                      	12,508        	295,125



	Income before interest expenses,

	  and depreciation and amortization		113,580



INTEREST EXPENSE (Notes 2 and 3)	        	30,822



	Income before depreciation and amortization	82,758



DEPRECIATION AND AMORTIZATION	        	65,137



NET INCOME	        $	17,621



	Net Income to General Partners	        $	529



	Net Income to Limited Partners	        $	17,092

























See accompanying summary of accounting policies

and notes to financial statements.

	ROCKLEDGE APARTMENTS ASSOCIATES

	(a limited partnership)

	PROJECT NO: 71-187-N



	STATEMENT OF PARTNERS' DEFICIT



	FOR THE YEAR ENDED DECEMBER 31, 1995







                                                  General
Limited

                                     Total        Partner
Partners



BALANCE, at December 31, 1994     $	(44,582)    $	3,686
$	(48,268)



Net Income for the period         	17,621     	5,286   	12,335



BALANCE, at December 31, 1995     $	(26,961)    $	8,972
$	(35,933)



Percent of interest in profit

   and losses                            100%            3%
   97%

































































See accompanying summary of accounting policies

and notes to financial statements.

	ROCKLEDGE APARTMENTS ASSOCIATES

	(a limited partnership)

	PROJECT NO: 71-187-N



	STATEMENT OF CASH FLOWS



	YEAR ENDED DECEMBER 31, 1995





OPERATING ACTIVITIES:



   Net income                                          $	17,621

   Adjustments to reconcile net income to net cash

   provided by operating activities:

		Depreciation and Amortization	65,137



		Changes in operating assets and liabilities:

			Increase in tenants' rents receivable	(3,540)

			Decrease in prepaid expenses	5,745

			Increase in tenants' security deposits	(3,256)

			Increase in mortgage escrow deposits	(3,394)

			Increase in accounts payable	5,757

			Increase in tenants' security deposits

			   payable     	3,619

			Decrease in prepaid rents                    	(90)





   Net cash provided by operating activities           	87,599





INVESTING ACTIVITIES:



   Decrease in reserve for replacements - net          	4,628



FINANCING ACTIVITIES:



   Note payable to affiliate principal payments	(1,812)



   Mortgage principal payments                         	(20,486)



   Net cash used by financing activities               	(22,298)



   Net increase in cash and cash equivalents    	69,929



CASH AND CASH EQUIVALENTS, at beginning of year        	134,740



CASH AND CASH EQUIVALENTS, at end of year              $	204,669






Disclosure of Accounting Policy and Supplemental Information:

	Supplemental Disclosures of Cash Flow information:

		Cash paid during the year for interest          $	114,191











See accompanying summary of accounting policies

and notes to financial statements.

	ROCKLEDGE APARTMENTS ASSOCIATES

	(a limited partnership)

	PROJECT NO: 71-187-N



	   SUMMARY OF ACCOUNTING POLICIES







BASIS OF ACCOUNTING



Financial Statements are prepared on the accrual basis and all development and construction costs were capitalized.



The balance sheet does not give effect to any assets that the partners may have outside their interest in the partnership, nor to any personal obligations, including income taxes, of the individual partners.



PROPERTY, EQUIPMENT AND DEPRECIATION



Property and equipment are stated at cost. Depreciation of buildings and equipment is based on a twenty-five year life and a five year life respectively. The ACRS method is used for tax purposes.





INCOME TAXES



The partnership, as an entity, is not subject to income tax.
The partners' share of the loss for tax purposes is includable in their income tax returns.





CASH AND CASH EQUIVALENTS



For purposes of statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.





























	ROCKLEDGE APARTMENTS ASSOCIATES

	(a limited partnership)



	PROJECT NO: 71-187-N



	NOTES TO FINANCIAL STATEMENTS







NOTE 1 - GENERAL



Rockledge Apartments Associates is a Massachusetts limited partnership which was formed on February 24, 1973 for the purpose of owning, rehabilitating and operating a multi-unit apartment complex containing 60 residential units.





NOTE 2 - MORTGAGE LOAN PAYABLE



The mortgage note is payable to the Massachusetts Housing Finance Agency (MHFA) over a forty year period, in monthly installments of approximately $3,841 (after interest subsidy payments of $6,597 monthly), including interest at 7.5485% per annum, through 2018. Principal payments for the next five years are as follows:



			     1996          21,979

			     1997          23,584

			     1998          25,310

			     1999          27,116

			     2000          29,163



The partnership is required to make monthly payments of $7,858 to MHFA for real estate taxes, insurance, and a reserve for replacements. Withdrawals must have the approval of MHFA.



The partnership and its partners have no personal liability on the mortgage loan; the mortgaged property is the only collateral for the loan.



NOTE 3 - NOTES PAYABLE



The note payable to affiliate bears interest at the rate of 12% per annum for a period of 15 years at which time the note is payable in full. Interest is payable only from Distributable Cash and residual amounts of Net Capital Transactions proceeds.















	ROCKLEDGE APARTMENTS ASSOCIATES

	(a limited partnership)

	PROJECT NO: 71-187-N



	NOTES TO FINANCIAL STATEMENTS

	(Continued)









NOTE 4 - RELATED PARTY TRANSACTIONS



The partnership pays a monthly management fee of 6% rents collected to an affiliate of a general partner and an annual fee of $1,862 to another affiliate of a general partner.





NOTE 5 - CAPITAL DISTRIBUTION RESTRICTION



No distribution of assets may be made except from "surplus cash" as defined in the regulatory agreement with the MHFA. Annual distributions are limited to $9,847, as allowed by MHFA.