Form 10-Q
period 1996-03-31
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1996-05-15
CIK 721465

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549



_______________________________________________



Form 10-Q



Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934.



_______________________________________________





For the Three Months Ended March 31, 1996 commission file number
2-84474



                                            APT Housing Partners
Limited Partnership


(Exact name of registrant as specified in its charter)





 Massachusetts                         04-2791736

(State or other jurisdiction of 					 (IRS Employer Identification No.)
incorporation or organization)



500 West Cummings Park,  Suite 6050, Woburn,  Massachusetts    01801

(Address of principal executive offices)					(Zip Code)



Registrant's telephone number, including area code  (617) 935-4200




            N/A

Former name, former address and former fiscal year, if change since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.





Yes             X                     No______________

PART I


ITEM 1.	FINANCIAL STATEMENTS





APT HOUSING PARTNERS LIMITED PARTNERSHIP

BALANCE  SHEET

    FOR THE QUARTER ENDING MARCH 31, 1996 AND COMPARABLE PERIODS






ASSETS



                                     										March 31, 	December 31,
				    						                                	1996          	1995




Investment in Local Limited Partnership					$    -0-    	$ -0-

Cash and Cash Equivalents						           	    5,694 	    20,946

      		Total Assets        	               	$  5,694   	$ 20,946



LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)



Liabilities:

  	Accrued Expenses -

      	     Affiliate						                		$  9,350	$  9,078
     	      Professional Fees			        				    2,480	   8,500



       	Total Liabilities              						  11,830	  17,578



Commitments and Contingencies

Partner's Capital (Deficit):

  	General Partners						                    	(39,448) 	(39,258)
  	Limited partners,3,700 partnership units
        authorized, issued and outstanding 		  33,312    42,626

    		Total Partners' Capital (Deficit)  				(  6,136)	   3,368



    		Total Liabilities and
      Partners' Capital Deficiency	           $  5,694   $ 20,946




See  accompanying notes to financial statements

PART I



ITEM 1.	FINANCIAL STATEMENTS (Continued)



APT HOUSING PARTNERS LIMITED PARTNERSHIP

STATEMENT OF INCOME

       FOR THE QUARTER ENDING MARCH 31, 1996 AND COMPARABLE PERIODS



      								       Three Months	     Three Months
      								       Ended		           Ended
     								        March 31, 1996    March 31, 1995





Interest Income							 $      96  		$  1,172



Operating Expenses:

	Management fees - affiliate					     9,350		    9,300

	Administrative 						        250  		       -



		Total Operating Expenses				    9,600  		   9,300



Loss Before Share of Losses of

	and Distributions from Local

	Limited Partnerships						(   9,504  )		(  8,128)



Distribution from Local Limited Partnership				        -			87,065



Share of Losses of Local Limited Partnerships			        -         -



Net Income (Loss)							($ 9,504  )		$78,937



Limited Partners' Interest in Net Income (Loss)			($ 9,314 )		$77,358



Weighted Average Number of Outstanding

   	Limited Partnership Units					   3,700   		    3,700



Net Income (Loss) Per Limited Partnership Unit			( $   2.52 )		$  20.91







See accompanying notes to financial statements

PART I


ITEM 1.	FINANCIAL STATEMENTS (Continued)




APT HOUSING PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)

FOR THE QUARTER ENDING MARCH 31, 1996





                      							General 	Limited

                       						Partner   	Pa2tner   	Total



Balance, January 1, 1996				($ 39,258)	 $ 42,626	 $   3,368



Net Loss: 1/1/96- 3/31/96		(       190) (    9,314) 	(9,504)



Balance, March 31, 1996				($ 39,448)	 $ 33,312	($   6,136)











































See accompanying notes to financial statements

PART I


ITEM 1.	FINANCIAL STATEMENTS (Continued)



APT HOUSING PARTNERS LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

      FOR THE QUARTER ENDING MARCH 31, 1996 AND COMPARABLE PERIODS





                                    								Three			       Three
									                                   Months Ended 	 Months Ended
									                                   March 31, 1996 March 31, 1995



Cash Flows From Operating Activities:

	Net Income (Loss)		    	                   				($ 9,504)	      $ 78,937

	Adjustments to reconcile net income
    to net cash provided by operating activities:
    		Change in operating assets and liabilities:
    			Increase (decrease) in accrued expenses		(   5,748)	          28



   Net Cash provided by (used by) operating activities:			(15,252)	   78,965



Cash Flows From Financing Activities:

	Distributions to limited partners					                     -		      196,000
	Distributions to general partner					                      -    	     4,000

	Net cash used in financing activities			                   -        200,000

Net Increase (Decrease) in cash and cash equivalents   				(15,252)	(121,035)

Cash and Cash Equivalents, Beginning of Year				            20,946   179,140

Cash and Cash Equivalents, End of Quarter					             $ 5,694		$ 58,105













See accompanying notes to financial statements

APT HOUSING PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

For The Quarter Ending March 31, 1996 and Comparable Periods


1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Organization:

APT Housing Partners Limited Partnership (the Partnership),
organized as a Massachusetts 		Limited Partnership on June 8,
1983 was formed to invest in other Local Limited Partnerships
("the Local Limited Partnerships")  which own and operate
existing residential 		rental housing developments that are
financed or operated with assistance from Federal, 		State
and/or local governmental agencies.  The Partnership has limited
partnership interests 		in two Local Limited Partnerships, with
a total of 156 residential apartment units, located 		within the
Commonwealth of Massachusetts.

The general partner of the Partnership is APT Asset Management, Inc. The Partnership Agreement, as amended, authorized the issuance of 3,700 limited partnership units, all of which were issued and are outstanding.

Interim Statements:

The interim financial statements furnished are unaudited and reflect all adjustments which are in the opinion of
management, necessary to a fair statement of the results for the
interim periods presented. 	All adjustments are of a normal
recurring nature.

Use of estimates:

The preparation of financial statements in conformity with
generally accepted accounting	principles requires management
to make estimates and assumptions that affect the reported
amounts of assets and liabilities and disclosure of contingent
assets and liabilities at the	date of the financial
statements, and the reported amounts of revenues and expenses
during 		the reporting period.  Actual results could differ from
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

APT HOUSING PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDING MARCH 31, 1996 AND COMPARABLE PERIODS


Income taxes:

Federal and state income taxes are not included in t he accompanying financial statements because these taxes, if any, are the responsibility of the individual Partners.

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
Cash equivalents consist of money market funds at March 31, 1996 and March 31, 1995.

Net income per limited partnership unit:

Net income per limited partnership unit is computed by dividing net income available to limited partnership units by the weighted average number of outstanding limited partnership units during the year.

2.	ALLOCATION OF BENEFITS

In accordance with Partnership Agreement, income, losses,
credits and distributions are	allocated 2% to the General
Partner and 98% to the Limited Partners.

3.	INVESTMENT IN LOCAL LIMITED PARTNERSHIPS

The Partnership has investments in two Local Limited
Partnerships, Ashland Commons 		Associates ("Ashland") and
Rockledge Apartments Associates ("Rockledge").  The
Partnership's investments consist of $1,143,695 for a 95.5%
limited partnership interest in 		Ashland which owns an
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
$87,903 and $9,552, respectively.

APT HOUSING PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDING MARCH 31, 1996 AND COMPARABLE PERIODS


For the quarter ended March 31, 1996, the aggregate share of
losses of the Local Limited 		Partnerships attributable to the
Partnership amounted to $33,643.  The Partnership's cumulative
		share of losses of the Local Limited Partnerships exceeded its
investments by $417,407 at 		March 31, 1996.  Accordingly, the
investments have been reduced to zero and have not 		been
reflected in the accompanying financial statements, and the
Partnership has 	discontinued the application of the equity method.  The
Partnership will resume applying 		the equity method only after
its allocable share of the net income of the Local 			Limited
Partnerships equals the share of net losses not previously
recognized during the 		period the equity method was suspended.

Summarized balance sheet information on a combined basis for
the Local Limited Partnerships as of 	March 31, 1996 and
December 31, 1995 as follows:



																				Unaudited March 31, 1996	     December 31, 1995



	Rental property			           		$7,597,934			$7,597,934

	Accumulated depreciation		           		( 3,573,914)			(3,507,367)

	Cash and cash equivalents				     455,128			    525,355
Restricted assets and deposits			 	     514,976			    487,541

	Other assets					 	     148,371 			     131,550



		Total assets					  5,142,495			  5,235,013



	Mortgage loans payable				 6,025,004			  6,035,522

	Other liabilities					    198,702			     245,547



		Total liabilities					 6,223,706			  6,281,069



	Partners' capital (deficiency)		      ($1,081,211) 	           ($1,046,056)

	Composition of partners' capital (deficiency)

	    General partners			       ($      89,367)	      ($     87,855)
	    Limited partners		        (      991,844)	      (     958,201)



		Partners' capital (deficiency)	  ($1,081,211)      ($1,046,056)

APT HOUSING PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTER ENDING MARCH 31, 1996 AND COMPARABLE PERIODS



Summarized unaudited income statement information on a combined
basis for the Local 		Limited Partnerships for the quarter ended
March 31, 1996 and comparable periods was as follows:



               								March 31, 1996		March 31, 1995

		Revenues				          	 $ 434,712			 $ 429,354

		Net income (loss)		  		($ 35,155) 		($   7,737)



4.	CASH AND CASH EQUIVALENTS

	The partnership maintains cash and cash equivalent balances in
an financial institution 		located in the Commonwealth of
Massachusetts.  Accounts in the institution are insured by 		the
Federal Deposit Insurance Corporation (FDIC) up to $100,000.  At
March 31, 1996, and 		December 31, 1995 the Partnership's cash
and cash equivalent balances in this financial institution were fully insured.

5.	TRANSACTIONS WITH RELATED PARTIES

	American Investment Team, Inc., an affiliate of the General
Partner of the Partnership, 		receives an annual program
management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited
Partners.  The fee is equal to 		.5% of invested assets plus the
Local Limited Partnerships' annualized outstanding
nonrecourse mortgage debt.  Program management fees charged
to operations for the 		quarters ending March 31, 1996 and 1995
amounted to $9,350 and $9,300, respectively.  Of this 		amount
$9,350 and $9,078 remained unpaid at March 31, 1996 and December
31, 1995 		respectively.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Commencing with the year ended December 31, 1995, the
Partnership is required to 		disclose the fair value of its
financial instruments in accordance with Statements of Financial
Accounting Standards No. 107.

The fair values of the Partnership's financial instruments have
been determined at a specific 		point in time, based on relevant
market information and information about the financial
instrument.  Estimates of fair value are subjective in nature
and involve uncertainties and 		matters of significant judgment
and therefore cannot be determined with precision.  			Changes
in assumptions could affect the estimates.

The carrying amounts of cash and cash equivalents and accrued
expenses at March 31, 		1996 approximate their fair values
because of the short-term maturity of these instruments.

PART II



ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

As of March 31, 1996 the Partnership has invested all of the net proceeds available for investment.

The Partnership's commitment to investments requiring initial capital contributions has been paid. The Partnership has no other significant capital commitments.

HUD recently released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Limited Partnerships are: A discontinuation of project based Section 8 Subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project based Section 8 would be converted to a tenant based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any. The impact of ACPA, if enacted in its present form, is not presently determinable.

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

PART II



ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued):

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way.
Management believes the only impact would be for laws that have not yet been adopted.

Results of Operations

The partnership was formed to provide various benefits to its limited partners as discussed in Part I, Item 1 of this Report. It is anticipated that the Local Limited Partnerships in which the Partnership has invested will primarily produce tax losses of approximately $17,000 per $5,000 investment in approximately 14 to 17 full years of Partnership operations, with approximately $11,000 of such tax losses occurring during the first 5 years of Partnership operations (assuming the applicability of current laws, regulations and court decisions).
 The benefits received in the form of tax savings may be reduced due to the enactment of the Tax Reform Act of 1986, depending on the individual circumstances of each Limited Partner. There can be no assurance that the Partnership will be able to attain its investment objectives. The Partnership will not seek to sell its interest in any housing development or Local Limited Partnership until proceeds of such sale would supply sufficient cash to enable its Limited Partners to pay applicable taxes. Proceeds of such sales will not be reinvested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount.

Except for the operating balance of cash, the Partnership's asset consist primarily of limited partnership interest in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the quarter ended March 31, 1996, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income amounted to $33,643. At March 31, 1996, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $417,407, and, accordingly, have not been reflected in the Partnership's financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The partnership's net loss for the period January 1, 1996 - March 31, 1996 was due primarily to the accrual of the first quarter 1996 program management fee. The first quarter loss as compared to the net income for the same period of 1995 was due primarily to a distribution from a local limited partnership recognized as income in the first quarter 1995. The Massachusetts Housing Finance Agency has not approved the 1996 distribution and accordingly income has not been recognized for the period January 1, 1996 through March 31, 1996. Management is confident that the distribution will be approved.

PART II


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION	AND RESULTS OF OPERATIONS (Continued):

The partnership incurs an annual program management fee payable to American Investment Team, Inc. ("AIT"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the limited partners. The fee to AIT is equal to .5% of invested asset plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 for the quarter ended March 31, 1996.

Other

The Partnership's investment as a Limited Partner in the Local Limited Partnerships is subject to the risks incident to the potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions, generally, which could increase vacancy levels, increase rental payments defaults, or increase operating expenses. Any of all of these circumstances could threaten the financial viability of one or both of the local Limited Partnerships.

There are also substantial risks associated with the operations of Apartment Complexes receiving governmental assistance. These include: governmental regulations concerning tenant eligibility which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Limited Partnership's Apartment Complex.

The Local Limited Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Limited Partnerships adversely by increasing operating costs, such as fuel, utilities and labor.

PART II

OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K


a.	Purchase and Sale Agreement, dated as of March 30, 1984,
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
   December 18, 1986, relating to Historic Cohoes II, to
		 Registrant's Form 8-K dated March 30, 1987.

  	Change in registrant's certifying accountants under Item 4 to Registrant's Form 8-K dated December 1, 1995

b.	No reports on Form 8-K have been filed for the quarter ended
   March 31, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







					APT HOUSING PARTNERS LIMITED PARTNERSHIP


 				By:	APT Asset Management, Inc.
   						General Partner


     [SIGNATURE]

						Jeff Ewing, President