Form 10-Q
period 1996-06-30
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1996-07-30
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
_______________________________________________

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934.
_______________________________________________

For the Six Months Ended June 30, 1996 commission file number 2-84474

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


                APT HOUSING PARTNERS LIMITED PARTNERSHIP
                               BALANCE  SHEET
        FOR THE QUARTER ENDING JUNE 30, 1996 AND COMPARABLE PERIODS


                                ASSETS

                                           										June 30, 	December 31,
                                          											1996      1995

Investment in Local Limited Partnership					         $ -0-    	$ -0-
Cash and Cash Equivalents        						           	   84,492 	  20,946

		       Total Assets					                         	 $84,492	  $20,946


               LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  	Accrued Expenses -
	     Affiliate							                              	$  9,350	 $ 9,078
	     Professional Fees							                          2,480	   8,500

         Total Liabilities					                        11,830   17,578


Commitments and Contingencies

Partner's Capital (Deficit):

  	General Partners		                              			(37,872)	(39,258)
  	Limited partners,3,700 partnership units
    authorized, issued and outstanding				           	110,534   42,626

         Total Partners' Capital (Deficit)			       	  72,662 	  3,368


Total Liabilities and Partners' Capital Deficiency	  $ 84,492 $ 20,946



              See  accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                 APT HOUSING PARTNERS LIMITED PARTNERSHIP
                           STATEMENT OF INCOME
        FOR THE QUARTER ENDING JUNE 30, 1996 AND COMPARABLE PERIODS


                               								       Six Months	     Six Months
                               							        Ended		         Ended
                        								              June 30, 1996   June 30, 1995


Interest Income							                        $     341  	   	$  1,486

Operating Expenses:
  	Management fees - affiliate					              18,700		       18,850
  	Administrative                     						        250  		        408

                 		Total Operating Expenses			   18,950  	  	   19,258

Loss Before Share of Losses of
  	and Distributions from Local
   Limited Partnerships					                 	(  18,609 )	    ( 17,772 )

Distribution from Local Limited Partnership		    87,903	        87,065

Share of Losses of Local Limited Partnerships		     -              -

Net Income (Loss)	                        					 $69,294   	    $69,293

Limited Partners' Interest in Net Income (Loss) $67,908   	   	$67,907

Weighted Average Number of Outstanding
  	Limited Partnership Units					                 3,700   		    3,700

Net Income (Loss) Per Limited Partnership Unit	 $  18.35 	    	$ 18.35



See accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                APT HOUSING PARTNERS LIMITED PARTNERSHIP
               STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
                   FOR THE QUARTER ENDING JUNE 30, 1996


                                 							General 	Limited
                                 							Partner  Partner   	Total

Balance, January 1, 1996			          	($ 39,258)	$ 42,626	  $  3,368

Net Income: 1/1/96- 6/30/96			     	      1,386    67,908     69,294

Balance, June 30, 1996		            		($ 37,872) $110,534	  $ 72,662














See accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                APT HOUSING PARTNERS LIMITED PARTNERSHIP
                        STATEMENT OF CASH FLOWS
        FOR THE QUARTER ENDING JUNE 30, 1996 AND COMPARABLE PERIODS


                                      	 							Three			        Three
                                      									Months Ended 	  Months Ended
                                      									June 30, 1996		 June 30, 1995


Cash Flows From Operating Activities:
  	Net Income (Loss)						                    	$ 69,294	       $ 69,293
  	Adjustments to reconcile net income
   to net cash provided by operating activities:
   Change in operating assets and liabilities:
     Increase (decrease) in accrued expenses	 	(  5,748)	     (   8,347)

  	Net Cash provided by (used by)
   operating activities:	                     	  63,546 	        60,946

Cash Flows From Financing Activities:
   Distributions to limited partners	    			       -	         	 196,000
  	Distributions to general partner			             -        	     4,000

  	Net cash used in financing activities				       -            200,000

Net Increase (Decrease) in cash and
cash equivalents                                 63,546	       (139,054)

Cash and Cash Equivalents, Beginning of Year		   20,946  	      179,140

Cash and Cash Equivalents, End of Quarter		 			$ 84,492       	$ 40,086



See accompanying notes to financial statements

                 APT HOUSING PARTNERS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
         For The Quarter Ending June 30, 1996 and Comparable Periods

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

APT Housing Partners Limited Partnership (the Partnership),organized as
a Massachusetts 		Limited Partnership on June 8,1983 was formed to invest
in other Local Limited	Partnerships ("the Local Limited Partnerships")
which own and operate existing residential rental housing developments
that are financed or operated with assistance from Federal,	State
and/or local governmental agencies.  The Partnership has limited partnership interests in two Local Limited Partnerships, with a total of 156 residential apartment units, located within the Commonwealth of Massachusetts.

The general partner of the Partnership is APT Asset Management,Inc.  The
Partnership	Agreement, as amended, authorized the issuance of 3,700 limited partnership units, all of which were issued and are outstanding.

Interim Statements:

The interim financial statements furnished are unaudited and reflect all adjustments which are in the opinion of management, necessary to a fair
statement of the results for the interim periods presented.  	All adjustments
are of a normal recurring nature.

Use of estimates:

The preparation of financial statements in conformity with generally
accepted accounting	principles requires management to make estimates and
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

                  APT HOUSING PARTNERS LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS
       FOR THE QUARTER ENDING JUNE 30, 1996 AND COMPARABLE PERIODS


Income taxes:

Federal and state income taxes are not included in the accompanying financial statements because these taxes, if any, are the responsibility of the individual Partners.

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds at June 30,1996 and June 30, 1995.

Net income per limited partnership unit:

Net income per limited partnership unit is computed by dividing net income
available to	limited partnership units by the weighted average number of
outstanding limited	partnership units during the year.

2.	ALLOCATION OF BENEFITS

In accordance with Partnership Agreement, income, losses,credits and distributions are allocated 2% to the General Partner and 98% to the Limited Partners.

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

                APT HOUSING PARTNERS LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS
     FOR THE QUARTER ENDING JUNE 30, 1996 AND COMPARABLE PERIODS

For the quarter ended June 30, 1996, the aggregate share of losses of the
Local Limited Partnerships attributable to the Partnership amounted to
$33,643. The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $417,407 at June 30, 1996.
Accordingly, the investments have been reduced to zero and have not	been
reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will
resume applying	the equity method only after its allocable share of the net
income of the Local	Limited Partnerships equals the share of net losses not
previously recognized during the	period the equity method was suspended.

Summarized balance sheet information on a combined basis for the Local Limited Partnerships as of June 30, 1996 and December 31, 1995 as follows:


																				          Unaudited June 30, 1996	     December 31,1995

Rental property	        		           		$7,597,934		           	$7,597,934
Accumulated depreciation            		( 3,640,461)	         		( 3,507,367)
Cash and cash equivalents				             415,653 		              525,355
Restricted assets and deposits			   	     528,472                 487,541
Other assets		                  			 	     160,145 			             131,550

  	 	Total assets					                  5,061,743 		            5,235,013

Mortgage loans payable	              		 6,013,957 	             6,035,522
Other liabilities	                				    211,621 		              245,547

	   	Total liabilities	             			 6,225,578 		            6,281,069

Partners' capital (deficiency)		      ($1,163,835)            ($1,046,056)

Composition of partners' capital (deficiency)
	    General partners	      	         ($  93,325)		           ($   87,855)
	    Limited partners                 (1,070,510)		           (   958,201)

  	 	Partners' capital (deficiency)  ( $1,163,835)	           ($1,046,056)

                 APT HOUSING PARTNERS LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS
         FOR THE QUARTER ENDING JUNE 30, 1996 AND COMPARABLE PERIODS

Summarized unaudited income statement information on a combined basis for the Local Limited Partnerships for the quarter ended June 30, 1996 and comparable periods was as follows:

                                     								June 30, 1996			June 30, 1995

      	Revenues		                        			 $ 880,576   		 $ 869,741

     		Net income (loss)	                  	($  25,736		  	($  41,371)

4.	CASH AND CASH EQUIVALENTS

The partnership maintains cash and cash equivalent balances in a financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 1996, and December 31, 1995 the Partnership's cash and cash equivalent balances in this financial institution were fully insured.

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
Program management fees charged to operations for the	quarters ending
June 30, 1996 and 1995 amounted to $9,350 and $9,300, respectively. Of this amount $9,350 and $9,078 remained unpaid at June 30, 1996 and December
31, 1995 respectively.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts of cash and cash equivalents and accrued expenses at
June 30,	1996 approximate their fair values because of the short-term maturity of these instruments.

PART II

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

As of June 30, 1996 the Partnership has invested all of the net proceeds available for investment.

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

Cash distributions received from a Local Limited Partnership amounted to $87,903, $87,064 and $82,255 during quarter ended June 30, 1996 and the years ended December 31, 1995 and 1994, respectively. These distributions were used to meet the Partnership's obligations and, in 1995, to make distributions to its partners. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

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

Except for the operating balance of cash, the Partnership's asset consist primarily of limited partnership interest in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the quarter ended June 30, 1996, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income amounted to $25,736. At June 30, 1996, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $409,500, and, accordingly, have not been reflected in the Partnership's financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The partnership's net income for the period January 1, 1996 -
June 30, 1996 was due primarily to a distribution from a local limited partnership recognized as income in the second quarter
1996.

PART II

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS (Continued):

The partnership incurs an annual program management fee payable to American Investment Team, Inc. ("AIT"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the limited partners. The fee to AIT is equal to .5% of invested asset plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 for the quarter ended June 30, 1996.

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

There are also substantial risks associated with the operations of Apartment Complexes receiving governmental assistance. These include: governmental regulations concerning tenant eligibility which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the U.S.Department of Housing and Urban Development to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Limited Partnership's Apartment Complex.

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
   April 30, 1984.

  	Purchase and Sale Agreement, dated as of June 22, 1984, relating to Rockledge Apartments Associated to Registrant's
   Form 8-K dated June 22, 1984.

   Withdrawal of APT Housing Partners Limited Partnership as a
   Limited Partner in a Local 		Limited Partnership, dated as of
   December 18, 1986, relating to Historic Cohoes II, to
	 	Registrant's Form 8-K dated March 30, 1987.

  	Change in registrant's certifying accountants under Item 4 to
   Registrant's Form 8-K dated 	December 1, 1995

b.	No reports on Form 8-K have been filed for the quarter ended June 30, 1996.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                					APT HOUSING PARTNERS LIMITED PARTNERSHIP


                                					By:	APT Asset Management, Inc.
                                   						General Partner



Date:_____________________	           [SIGNATURE]
                                						Jeff Ewing, President