Form 10-Q
period 1996-09-30
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1996-11-07
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                _______________________________________________


                                   Form 10-Q


                 Quarterly Report Under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934.

                _______________________________________________


 For the Nine Months Ended September 30, 1996 commission file number 2-84474


                  APT Housing Partners Limited Partnership
          (Exact name of registrant as specified in its charter)


 Massachusetts                              04-2791736
(State or other jurisdiction of 					      (IRS EmployerIdentification No.)
incorporation or organization)


      500 West Cummings Park,  Suite 6050, Woburn,  Massachusetts  01801
      (Address of principal executive offices)		               			(Zip Code)


     Registrant's telephone number, including area code  (617) 935-4200


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


                 APT HOUSING PARTNERS LIMITED PARTNERSHIP
                             BALANCE SHEET
                              (Unaudited)


                                 ASSETS


                                        										September 30, 	December 31,
                                     											      1996          1995



Investment in Local Limited Partnership					       $  -0-       $  -0-
Cash and Cash Equivalents       						           	   73,225 	      20,946

  	          	Total Assets        					           	$ 73,225	    $  20,946


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)


Liabilities:
  	Accrued Expenses -
     Affiliate							                             	$  9,350	    $  9,078
     Professional Fees	                 						            0	       8,500

             	Total Liabilities		              		     9,350    	  17,578

Commitments and Contingencies

Partner's Capital (Deficit):
  	General Partners			                        				 (38,048)     	(39,258)
   Limited partners,3,700 partnership units
    authorized, issued and outstanding		        			101,923        42,626

  		          Total Partners' Capital (Deficit)				 63,875 	       3,368

            		Total Liabilities and
               Partners' Capital Deficiency	      $ 73,225      $ 20,946


                See accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                             STATEMENT OF INCOME
                                 (Unaudited)


						                                  Nine Months Ended		Three Months Ended
                               						      September 30,      September 30,
                                  						1996		     1995	   	1996		    1995

Interest Income				                 $    904  	$ 1,742	  $   563		 $   256

Operating Expenses:
    	Management fees - affiliate		    28,050	   28,274	    9,350	    9,424
    	Administrative 	          		        250       408	       -         -

       		Total Operating Expenses	    28,300    28,682 	   9,350     9,424

Loss Before Share of Losses of
    and Distributions from Local
   	Limited Partnerships		        	(  27,396)  ( 26,940) ( 8,787)	  (9,168)

Distribution from Local
Limited Partnership	                  87,903	    87,065	      -         -

Share of Losses of Local
Limited Partnerships                    -           -         -         -

Net Income (Loss)				                $60,507   	$60,125	 $(8,787)	 $(9,168)

Limited Partners' Interest in
Net Income (Loss)			                 $59,297   	$58,923	 $(8,611) 	$(8,985)

Weighted Average Number of Outstanding
Limited Partnership Units		            3,700   	  3,700	   3,700     3,700

Net Income (Loss) Per
Limited Partnership Unit		          $  16.03	   $ 15.93	 $( 2.33)	 $(2.43)


             See accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                  APT HOUSING PARTNERS LIMITED PARTNERSHIP
                STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)


                              							General   	 Limited
                              							Partner   	 Partner   	 Total

Balance, January 1, 1996			       	($ 39,258)	  $ 42,626	   $ 3,368

Net Income: 1/1/96- 9/30/96  				      1,210	     59,297	    60,507

Balance, September 30, 1996	    			($ 38,048) 	 $101,923	  $ 63,875


























              See accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                  APT HOUSING PARTNERS LIMITED PARTNERSHIP
                         STATEMENT OF CASH FLOWS
                              (Unaudited)



                                            										Nine Months Ended
                                        											      September 30,
                       								                     		1996		        1995

Cash Flows From Operating Activities:
    	Net Income (Loss)						                         	$ 60,507	     $ 60,125
    	Adjustments to reconcile net income
      to net cash provided by operating activities:
         Change in operating assets and liabilities:
         			Increase (decrease) in accrued expenses		 (  8,228)	    (  8,347)

    	Net Cash provided by (used by)
      operating activities:	                            52,279	       51,778

Cash Flows From Financing Activities:
    	Distributions to limited partners					                -		       196,000
    	Distributions to general partner          					       -     	     4,000

    	Net cash used in financing activities	     				       -         200,000

Net Increase (Decrease) in cash and cash equivalents    52,279	     (148,222)

Cash and Cash Equivalents, Beginning of Period				      20,946       179,140

Cash and Cash Equivalents, End of Period				         	$ 73,225     	$ 30,918









               See accompanying notes to financial statements

                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

APT Housing Partners Limited Partnership (the Partnership),organized as a Massachusetts Limited Partnership on June 8, 1983 was formed to invest in other Local Limited Partnerships ("the Local Limited Partnerships") which own and operate existing residential rental housing developments that are
financed or operated with assistance from Federal,	State and/or local
governmental agencies. The Partnership has limited partnership interests in two Local Limited Partnerships, with a total of 156 residential apartment
units,located	within the Commonwealth of Massachusetts.

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

                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
     FOR THE QUARTER ENDING SEPTEMBER 30, 1996 AND COMPARABLE PERIODS

Income taxes:

Federal and state income taxes are not included in the accompanying financial
statements	because these taxes, if any, are the responsibility of the
individual Partners.

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or
less to be cash equivalents. 	Cash equivalents consist of money market funds
at September 30, 1996 and September 30, 1995.

Net income per limited partnership unit:

Net income per limited partnership unit is computed by dividing net income
available to	limited partnership units by the weighted average number of
outstanding limited partnership units during the year.

2.	ALLOCATION OF BENEFITS

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

                  APT HOUSING PARTNERS LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS
      FOR THE QUARTER ENDING SEPTEMBER 30, 1996 AND COMPARABLE PERIODS

For the quarter ended September 30, 1996, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $25,360. The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $409,124 at September 30, 1996. Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net
income of the Local	Limited Partnerships equals the share of net losses not
previously recognized during the period the equity method was suspended.

Summarized unaudited balance sheet information on a combined basis for the
Local Limited	Partnerships as of September 30, 1996 and December 31, 1995 as
follows:

		               																			September 30, 1996    December 31, 1995

Rental property		     	           		$7,597,934		          $7,597,934
Accumulated depreciation		       		( 3,707,008)	       		( 3,507,367)
Cash and cash equivalents			     	     454,308			            525,355
Restricted assets and deposits			 	    556,652		             487,541
Other assets	               				 	     142,456	        	     131,550

	    	Total assets					              5,044,342			          5,235,013


Mortgage loans payable				           6,002,740		           6,035,522
Other liabilities		             			    206,369			            245,547

   		 Total liabilities					         6,209,109			          6,281,069

Partners' capital (deficiency)	    ($1,164,767)		        ($1,046,056)

Composition of partners' capital (deficiency)
   General partners			   	         ($   93,294)          ($   87,855)
   Limited partners		              ( 1,071,473)		        (   958,201)

		Partners' capital (deficiency)	  ($1,164,767)          ($1,046,056)

                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
       FOR THE QUARTER ENDING SEPTEMBER 30, 1996 AND COMPARABLE PERIODS

Summarized unaudited income statement information on a combined basis for the Local Limited Partnerships for the quarter ended September 30, 1996 and comparable periods was as follows:

                                					September 30, 1996	  September 30,1995
		   Revenues	                  				 $1,328,328			        $ 869,741

   		Net income (loss)	          			($   26,668)		       ($  41,371)

4.	CASH AND CASH EQUIVALENTS

The partnership maintains cash and cash equivalent balances in an financial
institution	located in the Commonwealth of Massachusetts.  Accounts in the
institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 1996, and December 31, 1995 the Partnership's cash and cash equivalent balances in this financial institution were fully insured.

5.	TRANSACTIONS WITH RELATED PARTIES

American Investment Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services
to the Limited Partners.  The fee is equal to	.5% of invested assets plus the
Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for the quarters ending
September 30, 1996 and 1995 amounted to $9,350 and $9,424, respectively. Of this amount $9,350 and $9,078 remained unpaid at September 30, 1996 and December 31, 1995 respectively.

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

The carrying amounts of cash and cash equivalents and accrued expenses at September 30, 1996 approximate their fair values because of the short-term maturity of these instruments.

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

As of September 30, 1996 the Partnership has invested all of the net proceeds available for investment.

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

Cash distributions received from a Local Limited Partnership amounted to $87,903, $87,064 and $82,255 during quarter ended September 30, 1996 and the years ended December 31, 1995 and 1994, respectively. These distributions were used to meet the Partnership's obligations and, in 1995, to make distributions to its partners. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

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

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interest in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The
Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative.
For the quarter ended September 30, 1996, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income amounted to $25,736. At September 30, 1996, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $409,500, and, accordingly, have not been reflected in the Partnership's financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The partnership's net income for the period January 1, 1996 - September 30, 1996 was due primarily to a distribution from a local limited partnership recognized as income in the second quarter 1996.

PART II

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS (Continued):

The partnership incurs an annual program management fee payable to American Investment Team, Inc. ("AIT"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the limited partners. The fee to AIT is equal to .5% of invested asset plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 for the quarter ended September 30, 1996.

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

  	Purchase and Sale Agreement, dated as of June 22, 1984,relating to Rockledge Apartments Associated to Registrant's Form 8-K dated
   June 22, 1984.

  	Withdrawal of APT Housing Partners Limited Partnership as a Limited Partner in a Local Limited Partnership, dated as of December 18, 1986, relating to Historic Cohoes II, to Registrant's Form 8-K dated March 30, 1987.

  	Change in registrant's certifying accountants under Item 4 to Registrant's Form 8-K dated December 1, 1995

b.	No reports on Form 8-K have been filed for the quarter ended
   September 30, 1996.

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