Form 10-K
period 1996-12-31
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1997-03-28
CIK 721465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Fiscal Year Ended December 31, 1996

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE



TOTAL NUMBER OF PAGES 124
INDEX TO EXHIBITS AT PAGE 121

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

Federal, state or local government agencies have provided significant incentives in order to stimulate private investment in government-assisted housing. The intent of these incentives was to reduce certain market risks and provide investors (i) tax benefits, (ii) limited cash distributions and
(iii) long-term capital appreciation. Notwithstanding these factors, there remain significant risks. These risks include, but are not limited to, the financial strength of the local general partners. The long-term nature of investments in government-assisted housing limited the ability of the Partnership to vary its investment portfolio in response to changing economic, financial and investment conditions; such investments are also subject to changes in local economic circumstances and housing patterns which have an impact on real estate values. These housing developments also require greater management expertise and may have higher operating expenses than conventional housing developments.

The Partnership became the principal limited partner in these Local Limited Partnerships pursuant to Local Limited Partnership agreements entered into with the local general partners. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment. The local general partners of the Local Limited Partnerships retain responsibility for maintaining, operating and managing the housing developments. Under certain circumstances, the Partnership has the right to replace the local general partner of the Local Limited Partnerships.

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

The Limited Partners do not have a right to participate in the management of the Partnership or its operations. However, a majority in interest of the Limited Partners have the authority to (1) approve or disapprove the sale of all or substantially all of the assets of the Partnership in a single transaction or a related series of transactions, (2) dissolve the Partnership, (3) remove the General Partner, for cause, or (4) elect a substitute General Partner. Limited Partners holding 10% or more of the limited partnership interests have the right to call meetings of the Partnership Agreement.

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

Holders of the Partnership's limited partnership interests will need to bear the economic risk of their investment for an indefinite period of time. Transferability of the limited partnership interests is restricted so as not to cause a termination of the Partnership for tax purposes. In California, Maine, New Hampshire, Pennsylvania and South Carolina, transferability of the limited partnership interests is restricted to transferees meeting the invest or suitability standards. In addition, a transfer of limited partnership interests is subject to the consent of the General Partner, which may be withheld in its sole discretion.

Losses recognized for tax purposes from the ownership and operations of the housing developments decline over time. This occurs because the tax advantages of accelerated depreciation are greatest in earlier years and decline over the life of the housing developments, and because those portions of the level mortgage payment attributable to deductible interest likewise decrease with the passage of time. In addition, the benefits to be received in the form of tax savings in future years may decline as a result of the enactment of the Tax Reform Act of 1986, depending on the individual circumstances of each Limited Partner. For these reasons, among others, it is not anticipated that any public market will develop for the purchase and sale of limited partnership interests. Consequently, holders of limited partnership interests in the Partnership may not be able to liquidate their investments in the event of an emergency and limited partnership interests probably will not be readily acceptable as colateral for loans. Moreover, should a limited partner dispose of his limited partnership interest, he will realize taxable income to the extent that is allocable share of the mortgage debt obligations plus the other consideration he receives upon such disposition exceeds his tax basis, while at the same time he may not receive sufficient cash to pay such taxes.

Competition

The real estate rental business in which the Local Limited Partnerships are engaged is highly competitive and the properties owned by the Local Limited Partnerships are expected to be subject to active competition from similar properties in their respective vicinities. The Local Limited Partnerships compete with many other entities providing residential rental housing through government-assisted and conventionally-financed housing developments. Some of these entities are owned by large real estate operators with significantly greater resources than the Partnership as well as local organizations which own and operate a relatively small number of properties. The Local Limited Partnerships believe that they have a reputation for providing safe, clean, quality residential housing which enables them to compete effectively for tenants. While the Local Limited Partnerships believe that they will continue to compete effectively for tentants, there can be no assurance that they will do so or that they will not encounter further increased competition in the future due to changes in the various government-assisted housing programs and from rehabilitated or new housing developments in their respective vicinities.

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

ITEM 2. PROPERTIES:

The Partnership holds limited partnership interests in two (2) Local Limited Partnerships as of December 31, 1996. Set forth is a schedule of the Local Limited Partnerships including certain information concerning the Apartment Complexes.

Name and Location                       					     % of Units Occupied
(Number of Units)			  	       Date Acquired 	       at December 31,

                                         									1996	 1995	 1994	 1993 1992

Ashland Commons Associates		    March 30, 1984	   100%	 99%	 100%	 99%  100%
  Ashland, MA  (96)

Rockledge Apartments Associates	June 22, 1984	      97%	 98.2% 100% 100% 100%
  Wakefield, MA  (60)

The Local Limited Partnerships in which the Partnership has invested own existing Apartment Complexes which receive either Federal or State subsidies. The U.S. Department of Housing and Urban Development (HUD), through the Federal Housing Administration (FHA), administers a variety of subsidy programs for low- and moderate-income housing developments. The Federal programs generally provide one of a combination of the following forms of assistance: (i) mortgage loan insurance (ii) rental subsidies,(iii)reduction of mortgage interest payments.

	i)  HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National Housing Act ("NHA")
including, among others, Section 236 and Section 221(d)(4).  Under these programs, HUD will generally provide insurance equal to 90% of the total replacement cost to limited-distribution owners.  Mortgages are provided by institutions approved by HUD, including banks, savings and loan companies and local housing authorities.  Section 221(d)(4) of the NHA provides for federal insurance of private construction and permanden mortgage loans to finance new construction of rental apartment complexes containing five or more units.

	ii) Many of the tenants in HUD insured projects receive some form of rental assistance payments, primarily through the Section 8 Housing
Assistance Payments Program ("Section 8 Program"). Apartment Complexes receiving assistance through the Section 8 Program will generally have limitations on the amount of rent which may be charged. One requirement imposed by HUD regulations effective for apartment complexes initially approved for Section 8 payments on or after November 5, 1979 is to limit the amount on or after November 5, 1979 is to limit the amount of the owner's annual cash distributions from operations to 10% of the owner's equity investment in an apartment complex intended for occupancy by elderly persons. The owner's equity investment in the apartment complex is 10% of the project's replacement cost as determined by HUD.


	HUD recently released the American Community Partnerships Act (the "ACPA").
The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority.  Two key proposals in the
ACPA that could affect the Local Limited Partnerships are: A discontinuation of project-based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments.  The ACPA calls for a transition during which the project-based Section 8 would be converted to a tenant-based voucher system.  Any FHA insured debt would then be "marked-to-market"; that is , revalued in light of the reduced incoem stream, if any.  The impact of ACPA, if enacted in its present form,is not presently determinable.

	Several industry sources have already commented to HUD and Congress that in the event the ACPA were fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership.  Legislative relief has been proposed to exempt "mark-
to-market" debt from cancellation of indebtedness income treatment.

	iii) The Section 236 Program, as well as providing mortgage insurance, also provides a subsidy which reduces the debt service on a project mortgage, thereby enabling the owner to charge the tenants lower rents for their apartments. Interest credit subsidy payments are made monthly by HUD directly to the mortgagee of the project. Each payment is in an amount equal to the difference between (i) the monthly payment required by the terms of the mortgage to pay principal and interest and (ii) the monthly pay principal and interest if the mortgage loan provided for interest at the rate of 1%. These payments are credited against the amounts otherwise due from the owner of the project, who makes monthly payments of the balance.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

	  None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP
     	  INTERESTS AND RELATED SECURITY HOLDER MATTERS:

Limited partnership interests are not traded in a public market but were sold through a public offering managed by American Investment Team, Inc. It is not anticipated that any public market will develop for the purchase and sale of any limited partnership interest. Limited partnership interests may be transferred only if certain requirements are satisfied. As of March 19, 1997, there were 326 registered holders of an aggregate of 3,700 units of limited partnership interests in the Partnership.

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

                     	                   Year Ended December 31,

OPERATIONS	                1996 	   1995   	 1994    	 1993     	 1992

Revenue	                  $1,389	  $1,884	  $4,843	   $1,507	    $2,179

Expenses                  45,891	  46,948	  46,713	   47,799	    48,711

Loss before share of
losses of and distri-
butions from the Local
Limited Partnerships	  ( 44,502)	( 45,064)	( 41,870)	( 46,292)	( 46,532)

Distribution from
Local Limited
Partnership	             87,903	   87,064	   82,255	   96,546	  125,629

Share of losses of
Local Limited Partnerships	 -       	 -  	      -       	 -      	 -

Net income	             $43,401	   $42,000	  $40,385	  $50,254	 $79,097

Net income per weighted
average limited part-
nership unit	            $11.50	   $11.12	   $10.70	   $13.31	  $20.95


FINANCIAL POSITION
	                                         December 31,
                 				   1996	      1995	     1994	      1993	      1992

Total assets	          $64,360	   $20,946	  $179,140	  $138,681	  $87,823

Investment in Local
Limited Partnerships	  $-0-	      $-0-	     $-0-	      $-0-	      $-0-

Total liabilities	     $17,591	   $17,578	  $17,772	   $17,698	   $17,094

Total partners'
  capital	             $46,769	   $3,368	   $161,368	  $120,983	  $70,729

Cash distributions
  per limited
  partnership unit    $-0-	       $52.97	   $-0-	      $-0-	      $-0-

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

As of December 31, 1996, the Partnership has invested all of the net proceeds available for investment.

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

Cash distributions received from a Local Limited Partnership amounted to $87,903, $87,064, and $82,255 during the years ended December 31, 1996,
1995 and 1994, respectively. These distributions were used to meet the Partnership's obligations and, in 1995, to make distributions to its partners. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners.

ership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted.

Results of Operations

The Partnership was formed to provide various benefits to its limited partners as discussed in Part I, Item 1 of this Report. It is anticipated that the Local Limited Partnerships in which the Partnership has invested will primarily produce tax losses of approximately $17,000 per $5,000 investment in approximately 14 to 17 full years of Partnership operations, with approximately $11,000 of such tax losses occurring during the first 5 full years of Partnership operations (assuming the applicability of current laws, regulations and court decisions). The benefits received in the form of tax savings may be reduced due to the enactment of the Tax
Reform Act of 1986, depending on the individual circumstances of each Limited Partner. There can be no assurance that the Partnership will be able to attain its investment objectives. The Partnership will not seek to sell its interest in any housing development or Local Limited Partnership until proceeds of such sale would supply sufficient cash to enable its Limited Partners to pay applicable taxes. Proceeds of such sales will not be reinvested. It is not expected that nay of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount.

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interests in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions.
The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the years ended December 31, 1996, 1995 and 1994, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income for those years amounted to $11,813, $22,868, and $67,109, respectively. At December 31, 1996 and
1995, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $395,577 and $383,764, respectively, and accordingly, have not been reflected in the Partnership's financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The Partnership's net income in 1996, 1995 and 1994 was due primarily to cash distributions received of $87,903, $87,064, and $82,255, respectively, from one Local Limited Partnership which offset the Partnership's net operating expenses in these years resulting in net income of $43,401, $42,000, and $40,385, respectively.

The Partnership incurs an annual program management fee payable to American Investment Team, Inc. ("AIT"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the limited partners. The fee to AIT is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $37,141, $37,353, and $37,547 for 1996, 1995 and
1994, respectively.

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

There are also substantial risks associated with the operations of Apartment Complexes receiving government assistance. These include: governmental regulations concerning tenant eligibility which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the U.S. Department of when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Limited Partnership's Apartment Complex.

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
     			ACCOUNTING AND FINANCIAL DISCLOSURE:

Effective December 1, 1995, APT Housing Partners Limited Partnership ("Partnership") dismissed its prior certifying accountants, Tonneson & Company, C.P.A.'s P.C. ("T&C"). T&C's reports on the Partnership's financial statements during the most recent fiscal year and all subsequent interim periods preceding December 1, 1995 contained no adverse opinion or disclaimers of opinion, and were not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Partnership's General Partner.

During the last fiscal year and the subsequent interim period to December 1, 1995, there were no disagreements between the Partnership and T&C on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of T&C, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. Also, during the aforementioned period, there occurred no "reportable events" described in Item 304(a)(1)(v) of Regulation S-K of the Commission.

Effective December 8, 1995, the Partnership engaged Robert Ercolini & Company (now known as Robert Ercolini & Company LLP) as its new principal certifying accountants. The Partnership did not consult with Robert Ercolini & Company LLP regarding accounting advice prior to its engagement.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner. Certain information concerning the director and executive officers of the General Partner is set forth below:

JOHN M. CURRY, BS, MBA, CPM, GSP, RR, 54, is the founder, Chairman, Director, and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Curry has been responsible for the construction of over 4,000 units of multi-family housing at a cost of over $120,000,000 and 240,000 square feet of commercial space. Mr. Curry is a graduate of the University of San Francisco (BS, 1968) and the Harvard Graduate School of Business Administration (MBA, 1970). He is a licensed Real Estate Broker in Massachusetts and New York and a licensed Builder in Massachusetts. His professional memberships include the Institute of Real Estate Management with the classification of Certified Property Manager, the Greater Boston Real Estate Board, Builders Association of Greater Boston, and is listed in Who's Who in America.

JEFF E. EWING, BS, CPA, 31, is the President, Chief Financial Officer, Director and Shareholder of APT Financial Services, Inc. Mr. Ewing joined the company in December 1992, becoming its controller, and in December 1994, he became the Company's President and Chief Financial Officer. He is responsible for new business development, corporate operations and the development, implementation and review of all financial reporting systems as well as compliance with applicable tax and regulatory requirements. Prior to joining APT, Mr. Ewing was employed by Congress Realty Group of Companies as assistant controller and the accounting firm of Robert Ercolini and Company as a senior auditor. Mr. Ewing is a Certified Public Accountant in the Commonwealth of Massachusetts and a NASD registered Financial and Operations Principal. Mr. Ewing received his B.S. in Accountancy from Bentley College and is a member of the American Institute of Certified
Public Accountants and the Massachusetts Society of Certified Public
Accountants.

THERESE M. COCHRAN, CPM, 39, is a Director and Shareholder of APT Financial Services, Inc. and the President of American Properties Team, Inc., a wholly-owned subsidiary of APT Financial Services, Inc. She is responsible for the operations of the management company and new business development. Ms. Cochran currently serves as an Executive Member of the Community Associates Institute, is the Chairperson of the CAI Legislative Action Committee and is a member of the Institute of Real Estate Management having earned the designation of Certified Property Manager.

ELLIOT J. FEINER, BA, MBA, 58, is a Director and Shareholder of APT Financial Services, Inc. and its subsidiaries. Mr. Feiner graduated from Brown University (BA-Economics, 1959) and Suffolk University
(MBA, 1962).  He is a Certified Public Accountant.  Mr. Feiner was
Vice President of Finance for FMR Investment Management Services, Inc., a subsidiary of the Fidelity Group, and is currently self-employed.

J. STEWART HARVEY, JR., BSBA, MBA, 64, is a Director and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Harvey is Managing Director of Aberdeen American Inc., an investment firm. He has held the position since 1985. Prior to this, Mr. Harvey was Vice President and Director of Gardner and Preston Moss, Inc. He was Vice President and Director of Research for Fidelity Management and Research Company, the largest mutual funds firm in the country. Mr. Harvey is a graduate of Boston University (BSBA, 1960) and Northeastern University (MBA-Finance,
1966).

MICHAEL LEMOYNE KENNEDY, BA, JD, 38, is a Director and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Kennedy is Chairman of Citizens Energy Corporation, a non-profit energy company. Citizens Energy, through its partnership with Medco Containment, provides at cost, AZT to low-income AIDS patients in several states. Mr. Kennedy is a graduate of Harvard College (BA, 1980) and the University of Virginia Law School (JD,
1984). Mr. Kennedy is also an active member of the boards of the Robert F. Kennedy Library Foundation, the Friends of Boston's Long Island Shelter, and The Pacific National Bank, Santa Ana, CA.

ROBERT E. HALLAGAN, BS, MBA, 53, is a Director and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Hallagan is President of Heidrick & Struggles, Inc., a worldwide executive search firm. He has been associated with the company since 1976. Prior to this, he was an Executive Vice President and Treasurer for Hawthorne Securities, and for the Boston Stock Exchange. Mr. Hallagan is a graduate of Deerfield Academy, Williams College (BS, 1966), and Harvard Graduate School of Business
(MBA, 1970).

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

Further, the Local Limited Partnerships have incurred $1,373,195 of fees from inception with their local general partners or affiliates for development, construction, administration and various operating and construction deficit guarantees.

Included in these fees of the Local Limited Partnerships are fees totaling $618,929 paid or to be paid to John M. Curry or affiliated companies.

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

As of March 19, 1997, the ownership interests by the General Partner and its affiliates and holders of 5% or greater of outstanding limited partnership interests is as listed:

Title  	   Name and Address of  	Amount and Nature of	         Percentage of
of Class   Beneficial Ownership  Beneficial Ownership           Class

General    APT Asset Management, $  2,000  Capital contribution-	 2.000%
Partner-   Inc.                            directly
ship       500 West Cummings Park          owned
Interest   Suite 6050
           Woburn, MA  01801

Limited    John M. Curry         $  5,000  Capital contribution-  .1351%
Partner- 		211 Commodore Dr.     (5 units) directly
ship       Jupiter, FL 33477               owned
Interest

          	Chistopher Burden     $ 275,000  Capital contribution-  7.4324%
           731 Hospital Trust    (275 units)directly
           Providence, RI 02903 			         owned

          	APT Asset Management  $ 7,000    Capital contribution-  1.7568%
           Inc.                   (65 units)directly
           500 West Cummings Park           owned
           Suite 6050
           Woburn, MA  01801


(b)	Changes in Control

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

PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORT ON FORM 8K
                                                                    Page

(a) 1.	Financial Statements

		Independent Auditor's Report of Robert Ercolini & Company	        16 - 17

		Independent Auditor's Report of Tonneson & Company C.P.A.s, P.C.	 18

		Balance Sheets as of December 31, 1996 and 1995	                  19

		Statements of Income for the years ended
			December 31, 1996, 1995 and 1994	                                20

		Statements of Partners' Capital (Deficiency) for the years ended
			December 31, 1996, 1995 and 1994	                                21

		Statements of Cash Flows for the years ended
			December 31, 1996, 1995 and 1994	                                22

		Notes to Financial Statements	                                    23 - 26

(a) 2.	Financial Statement Schedules

		Schedules Applicable to Local Limited Partnerships

		Schedule III - Real Estate and Accumulated Depreciation as of
		December 31, 1996	                                                27

		Schedule IV - Mortgage Loans on Real Estate as of December 31,
		1996		                                                            28

		All other financial statement schedules have been omitted because the required information is shown in the financial statements or notes thereto or they are not applicable.

		Individual financial statements of the Local Limited Partnerships for the years ended December 31, 1996, 1995 and 1994

			-Ashland Commons Associates	                                     29 -39
			-Rockledge Apartments Associates	                                40 -50

(a) 3.	Exhibits

		The exhibits listed on the accompanying Index to Exhibits on page 51 are filed as part of this report or incorporated herein by reference.

(b)		Reports on Form 8-K

		The Partnership filed a report on Form 8-K dated December 1, 1995 reporting a change in registrant's certifying accountants under
		Item 4.

                         INDEPENDENT AUDITOR'S REPORT



To the Partners of
APT Housing Partners Limited Partnership
Woburn, Massachusetts


We have audited the accompanying balance sheets of APT Housing Partners Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Ashland Commons and Rockledge Apartments Associates ("Local Limited Partnerships"), the investments in which, as discussed in Note 3 to the financial statements, are accounted for by the equity method of accounting. The Partnership's cumulative share of losses of and distributions from the Local Limited Partnerships have exceeded its investments therein. Accordingly, the Partnership has reduced the investments to zero and has suspended application of the equity method. The financial statements of the Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts includedfor the Local Limited Partnerships, is based solely on the reports of the other auditors. The financial statements of APT Housing Partners Limited Partnership for the year ended December 31, 1994, were audited by other auditors whose report dated February 18, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are freeon the reports of the other auditors. The financial statements of APT Housing Partners Limited Partnership for the year ended December 31, 1994, were audited by other auditors whose report dated February 18, 1995, expressed an unqualified opinion on those statements.

In our opinion, based on our audits and the reports of other auditors, the 1996 and 1995 financial statements referred to above present fairly, in all material respects, the financial position of APT Housing Partners Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic 1996 and 1995 financial statements taken as a whole. The supplemental schedules listed in the accompanying index on page 15 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements. In our opinion, which insofar as it relates to amounts included for the Local Limited Partnerships, is based on the reports of other auditors, these schedules fairly state in all material respects the financial data required to be set forth therein in relation to the basic 1996 and 1995 financial statements taken as a whole.




Robert Ercolini & Company LLP


Boston, Massachusetts
March 19, 1997

                         INDEPENDENT AUDITOR'S REPORT




To the Partners of
APT Housing Partners Limited Partnership


We have audited the accompanying statements of income, partners' capital (deficit) and cash flows of APT Housing Partners Limited Partnership (a Massachusetts Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of APT Housing Partners Limited Partnership for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the accompanying index on page 15 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. Information for 1994 has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Tonneson & Company C.P.A.'s P.C.

Wakefield, Massachusetts
February 18, 1995

APT HOUSING PARTNERS LIMITED PARTNERSHIP

BALANCE SHEETS


ASSETS



                                            		      December 31,
		                                                  1996	            1995

Investment in Local Limited Partnerships		          $    -  	        $   -
Cash and cash equivalents		                          64,360	          20,946

			Total assets		                                   $64,360	         $20,946



LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
	Accrued expenses -
   Affiliate		                                      $9,091	          $9,078
		 Professional fees                              		 8,500	           8,500

			 Total liabilities			                            17,591	          17,578

Commitments and contingencies
Partners' capital (deficiency):
	General partner		                                ( 38,390)       	( 39,258)
	Limited partner, 3,700 partnership units
 		authorized, issued and outstanding		             85,159	          42,626

			Total partners' capital (deficiency)		           46,769	           3,368


			Total liabilities and
    partners' capital (deficiency)		               $64,360	         $20,946



                       See notes to financial statements.

APT HOUSING PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF INCOME




	                                For the years ended December 31,

	                                1996	           1995	          1994


Interest income	                 $1,389	         $1,884	        $4,843

Operating expenses:
	Management fees - affiliate	    37,141	         37,353	        37,547
	Administrative	                  8,750	          9,595	         9,166

		 Total operating expenses	     45,891	         46,948	        46,713

Loss before share of losses of
 	and distributions from
 	Local Limited Partnerships	  (44,502)	       ( 45,064)	     ( 41,870)

Distribution from Local Limited
 	Partnership	                  87,903	          87,064	        82,255

Share of losses of Local
  Limited Partnerships           	 -              	 -            	 -

Net income	                    $43,401	         $42,000	       $40,385

Limited partners'
  interest in net income 	    $42,533	         $41,160	       $39,577

Weighted average number of
  outstanding limited
  partnership units	          $ 3,700	           3,700	         3,700

Net income per limited
  partnership unit	           $11.50	           $11.12	        $10.70



See notes to financial statements.

APT HOUSING PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                   	General	    Limited
	                                   Partner	    Partners	   Total

Balance, December 31, 1993	        ($36,906)	   $157,889	   $120,983

Net income	                             808	      39,577	     40,385

Balance, December 31, 1994	        ( 36,098)	    197,466	    161,368

Net income	                             840	      41,160	     42,000

Distributions	                      ( 4,000)	  ( 196,000)	 ( 200,000)

Balance, December 31, 1995	        ($39,258)	    $42,626	     $3,368

Net income	                             868	      42,533	     43,401

Balance, December 31, 1996	        ($38,390)	    $85,159	    $46,769

APT HOUSING PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS




                                  	    For the years ended December 31,

	                                             1996	     1995	     1994
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income	                                  $43,401	  $42,000	  $40,385
	Adjustments to reconcile net income
   to net cash provided by
   operating activities:
			  Change in operating assets and
  				liabilities:
					  Increase (decrease) in accrued
					    expenses	                                 13	    ( 194)	      74

	Net cash provided by operating
  	activities	                                 43,414	   41,806	   40,459

CASH FLOWS FROM FINANCING ACTIVITIES:
	Distributions to limited partners              	 -   	(196,000)	     -
	Distributions to general partner               	 -    	( 4,000)    	 -

	Net cash used in financing	activities	           -   	(200,000)	     -

Net increase (decrease) in cash and cash
	 equivalents	                                 43,414	( 154,194)	 40,459

Cash and cash equivalents, beginning of	year	  20,946	  179,140	 138,681

Cash and cash equivalents, end of year	       $64,360	  $20,946	$179,140


See notes to financial statements.

APT HOUSING PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


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

The general partner of the Partnership is APT Asset Management, Inc. APT Asset Management, Inc. also owns 65 limited partnership units which it acquired at an aggregate cost of $7,000 during 1996. The Partnership Agreement, as amended, authorized the issuance of 3,700 limited partnership units, all of which were issued and are outstanding.

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

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds and are carried at cost which approximates their market values.

APT HOUSING PARTNERS LIMITED PARTNERSHIP

1.	Organization and summary of significant accounting policies - continued:

Net income per limited partnership unit:

Net income per limited partnership unit is computed by dividing net income available to limited partnership units by the weighted average number of outstanding limited partnership units during the year.

Reclassifications:

Certain reclassifications have been made to the 1994 financial statements to conform with the presentation format of the 1996 and 1995 financial statements.

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

For the years ended December 31, 1996, 1995 and 1994, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $11,813, $22,868, and $67,109, respectively. The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $395,577 at December 31, 1996 and $383,764 at December 31, 1995. Accordingly, the investments have been reduced to zero and have not

APT HOUSING PARTNERS LIMITED PARTNERSHIP

3.	Investment in Local Limited Partnerships - continued:

been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

The Partnership's tax bases of the investments in the Local Limited Partnerships aggregate ($3,469,767) and ($3,394,850) at December 31, 1996 and 1995, respectively.

During 1996, 1995 and 1994, the Partnership received distributions of $87,903, $87,064, and $82,255, respectively, from Ashland which were received subsequent to the reduction of the Partnership's investment balance to zero. Accordingly, these distributions have been included as income in the accompanying statements of income.

Summarized audited balance sheet information on a combined basis for the Local Limited Partnerships as of December 31, 1996 and 1995 was as follows:


                                           	          December 31,
	                                              1996	             1,995

Rental property	                               $7,597,934	       $7,597,934
Accumulated depreciation	                     ( 3,773,556)	     ( 3,507,367)
Cash and cash equivalents	                        464,868	          525,355
Restricted assets and deposits	                   601,273	          487,541
Other assets	                                     119,041	          131,550

			Total assets	                                5,009,560	        5,235,013

Mortgage loans payable	                         5,991,356	        6,035,522
Other liabilities	                                168,384	          245,547

			Total liabilities	                           6,159,740	        6,281,069

Partners' capital (deficiency)	               ($1,150,180)     	($1,046,056)

Composition of partners' capital (deficiency):
	General partners	                              ($97,262)        	($87,855)
	Limited Partners	                            (1,052,918)	       ( 958,201)

			Partners' capital (deficiency)	           ($1,150,180)	     ($1,046,056)

APT HOUSING PARTNERS LIMITED PARTNERSHIP

3.	Investment in Local Limited Partnerships - continued:

Summarized audited income statement information on a combined basis for the Local Limited Partnerships for the years ended December 31, 1996, 1995 and 1994 was as follows:

                             	        For the year ended December 31,
	                                     1996	        1995	        1994

		Revenues	                          $1,649,703	  $1,662,624	  $1,742,732

		Net income (loss)	                   ($12,079)	   ($19,241)	   ($70,337)


4.	Cash and cash equivalents:

The Partnership maintains cash and cash equivalent balances in a financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 1996 and 1995, the Partnership's cash and cash equivalent balances in this financial institution were fully insured.

5.	Transactions with related parties:

American Investment Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for the years ended December 31, 1996, 1995 and 1994 amounted to $37,141, $37,353, and $37,547, respectively. Of these amounts, $9,091 and $9,078 remained unpaid at December 31, 1996 and 1995, respectively.

6.	Fair value of financial instruments:

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

The carrying amounts of cash and cash equivalents and accrued expenses at December 31, 1996 and 1995 approximate their fair values because of the short-term maturity of these instruments.

APT HOUSING PARTNERS LIMITED PARTNERSHIP
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS Property Pledged as Collateral
DECEMBER 31, 1996




Descr-  Encum  Initial Cost to  Cost  Gross Amount at Accum- Year  Date  Life
iption  branc- Partnership      Capi- which Carried   ulated of    Acqu- on
        es     Land   Buildings tali- At Close of     Depre- Cons- ired  which
                      and       zed   Period          ciati- truc-       Depr
                      Improve-  Subs-                 ation  tion/       ecia
                      ments     equent                       Reno-       tion
											                     to Ac- Land Building Total   vation      in
                                quisi-      and Imp- (c)                 Late-
                                tion:       rovements                    est
                                Impro-                                   Inco-
                                vements                                  me
                                                                         Stat-
                                                                         ement
                                                                         is
                                                                         Comp-
                                                                         uted
Apartment Complexes

Rockledge Apartments Associates
Wakefield, MA	(a)	$90,000	$1,426,190	$462,170	$90,000	$1,888,360	$1,978,360
$1,077,953	1,973	June, 1984	25 years


Ashland Commons Associates
Ashland, MA	(a)	 215,210	 5,560,343	( 155,979)(b)	 215,210	 5,404,364
5,619,574	 2,695,603	1,982	March, 1984	25 years

$305,210	$6,986,533	$306,191	$305,210	$7,292,724	$7,597,934	$3,773,556

(a)	Properties are subject to mortgage notes as shown in Schedule IV.
(b)	Net of retirements
(c)	The aggregate cost for Federal income tax purposes at December 31 ,1996 is as follows:
  		Rockledge Apartments Associates - 		$1,978,360
		  Ashland Commons Associates -		       4,970,347
		    Total		                           $6,948,707


	                  	Cost of Property and Equipment			Accumulated Depreciation
    		                            Year Ended December 31,
		                  1996	    1995	    1994	     1996	     1995	     1994

Balance
at
beginning
of period	 $7,597,934	 $7,597,934	$7,597,934	$3,507,367	$3,241,178	$2,974,989

Additions
during period:
  Improvements
	 Depreciation
    expense					                                266,189	   266,189	  266,189
Reductions during period:
 	Dispositions

Balance at end
of period		$7,597,934	$7,597,934	$7,597,934	$3,773,556	$3,507,367	$3,241,178

APT HOUSING PARTNERS LIMITED PARTNERSHIP
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE OF LOCAL LIMITED PARTNERSHIPS
DECEMBER 31, 1996



Mortgage Interest Final    Periodic Prior Face     Carrying  Principal Amount
Loan     rate(s)  Maturity Payment  Liens Amount   Amount    of Loans Subject
                  Date     Terms  							 of       of        to Delinquent
                                          Mort-    Mortgages Principal or
                                          gages   (a)        Interest
______   _______ _______  _______   _____ _____    _________ _______________

Rockledge
Apartments
Associates 7.5485% 7/1/19 monthly	 None	  $1,477,000	$1,252,527     	None

Ashland
Commons
Associates	11.728%	5/1/24	monthly	 None	   5,108,100	 4,738,829	     None

					                                     $6,585,100	$5,991,356

(a)	The aggregate carrying amounts for Federal income tax purposes at
    December 31, 1996 is the same as those amounts listed above.




                                	Carrying Amount of Mortgages
	                                Year Ended December 31,
	                                1996	        1995	        1994

Balance at beginning of period   $6,035,522   $6,075,751   $6,112,416
Additions during period:
 New mortgage loans
 Other (describe)
Deductions during period:
 Payments of principal	            ( 44,166)	   ( 40,229)	   ( 36,665)
	Other (describe)	 	 	             ________     ________     ________

Balance at end of period	        $5,991,356	  $6,035,522	   $6,075,751

ASHLAND COMMONS ASSOCIATES
(a limited partnership)
PROJECT NO: 023-35279


REPORT ON FINANCIAL STATEMENTS


YEAR ENDED DECEMBER 31, 1996

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

                                      February 4, 1997

To the Partners of
Ashland Commons Associates
Woburn, Massachusetts


We have audited the accompanying balance sheet of Ashland Commons Associates, HUD Project No. 023-35279, (a limited partnership) as of December 31, 1996 and the related statements of profit and loss, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashland Commons Associates as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

ASHLAND COMMONS ASSOCIATES
(a limited partnership)
PROJECT NO: 023-35279

BALANCE SHEET

DECEMBER 31, 1996


ASSETS

CURRENT ASSETS

	Cash and Cash Equivalents                        $300,024
	Tenants: Accounts Receivable                        3,059
	Property Insurance                                    572
	Mortgage Insurance                                  9,873
	Total Current Assets                              313,528

DEPOSITS HELD IN TRUST - FUNDED

	Tenants' Security Deposits (Contra)                14,503
	Total Deposits Held in Trust                       14,503

RESTRICTED DEPOSITS AND FUNDED RESERVES

	Mortgage Escrow Deposits                           61,340
	Reserve for Replacements                          225,309
	Residual Receipts                                  85,458
	Total Deposits                                    372,107

FIXED ASSETS

	Land                                              215,210
	Building (Mortgaged) - Note 2                   5,404,364
	Less Accumulated Depreciation                   2,695,603
	                                                2,923,971

OTHER ASSETS

	Deferred Charges                                   98,341
                                                $3,722,450

LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES

	Accounts Payable                                $28,096
	Accrued Interest Payable                         46,314
	Mortgage Payable - Current Portion               24,934
	Rent Deferred Credits                                 1

	Total Current Liabilities                        99,345

DEPOSIT LIABILITIES

	Tenants' Security Deposits (Contra)              13,912
	Total Deposits Liabilities                       13,912

LONG-TERM LIABILITIES

	Mortgage Loan Payable - Note 2                4,738,829
	Less: Current Portion                            24,934
	Total Long-Term Liabilities                   4,713,895

	Total Liabilities                             4,827,152

COMMITMENTS AND CONTINGENCIES - NOTES 2,3, AND 4

PARTNERS' DEFICIT - Note 4:

	General Partners                               (100,679)
	Limited Partners                             (1,004,023)

	Total Partners' Deficit                      (1,104,702)

                                              $3,722,450




See accompanying summary of accounting policies and notes to financial statements.

ASHLAND COMMONS ASSOCIATES
(a limited partnership)
PROJECT NO:  023-35279

STATEMENT OF PROFIT AND LOSS

FOR THE YEAR ENDED DECEMBER 31, 1996

REVENUES:

	Rental income, less vacancies of         $2,216          $1,230,592
	Interest income                                              35,152
	Miscellaneous income                                          2,333

	Total revenues                                            1,253,919

COST OF OPERATIONS:
	Repairs and maintenance                $126,134
	Salaries and wages                      114,301
	Real estate taxes                        72,905
	Management fee (Note 3)                  48,516
	Utilities                                33,938
	Administrative                           32,102
	Insurance                                35,575
	Payroll taxes                            11,329            474,800

	Income before interest expenses,
	  and depreciation and amortization                        793,277

INTEREST EXPENSE, including MIP of           $23,746        580,735

	Income before depreciation and amortization                212,542

DEPRECIATION AND AMORTIZATION                               206,104

NET INCOME                                                   $6,438

	Net Income to General Partners                                $290

	Net Income to Limited Partners                              $6,148



See accompanying summary of accounting policies and notes to financial statements.

ASHLAND COMMONS ASSOCIATES
(a limited partnership)
PROJECT NO:  023-35279

STATEMENT OF PARTNERS' DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 1996




                                                  General     Limited
                                    Total         Partner     Partners

BALANCE, at December 31, 1995    $	(1,019,095)    $	(96,827)  $	(922,268)

Net income for the period	              6,438	          290	       6,148

Distributions                    	    (92,045)      	(4,142)    	(87,903)

BALANCE, at December 31, 1996    $	(1,104,702)   $	(100,679)$	(1,004,023)

Percent of interest in profit
   and losses                            100%          4.5%       95.5%







See accompanying summary of accounting policies and notes to financial statements.

ASHLAND COMMONS ASSOCIATES
(a limited partnership)
PROJECT NO: 023-35279

STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 1996


OPERATING ACTIVITIES:


   Rental Income                                      $	1,230,899
   Interest Income	                                        35,152
   Other Income                                       	     2,333
   		                                            	      1,268,384

   Administrative expenses	                                31,923
   Management fee	                                         48,177
   Operating and maintenance expenses	                    168,840
   Payrolls	                                              124,064
   Utilities	                                              44,047
   Real estate taxes and escrow deposits	                  73,619
   Payroll taxes	                                          11,329
   Insurance	                                              21,220
   Interest on mortgage	                                  557,206
   Mortgage insurance premium                          	   29,836
   Tenant security deposits                            	      591

			                                                    	1,110,852

   Net cash provided by operating activities          	   157,532

INVESTING ACTIVITIES:

   Increase in residual receipts fund	                    (24,092)
   Increase in reserve for replacements - net         	   (39,870)

   Net cash used by investing activities              	   (63,962)

FINANCING ACTIVITIES:

   Partners' distributions	                               (92,045)

   Mortgage principal payments                           	(22,187)

   Net cash used by financing activities                	(114,232)

   Net decrease in cash                                  	(20,662)

CASH, at beginning of year                               	320,686

CASH, at end of year                                    $	300,024




See accompanying summary of accounting policies and notes to financial statements.

ASHLAND COMMONS ASSOCIATES
(a limited partnership)
PROJECT NO: 023-35279

STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 1996
(Continued)


Cash Flows from Operating Activities:

   Net income                                           $	6,438
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    		Depreciation and Amortization	                    206,104

    		Changes in operating assets and liabilities:
			       Decrease in tenants' rents receivable	            393
			       Decrease in prepaid expenses	                       9
			       Increase in tenants' security deposits	        (1,860)
			       Decrease in mortgage escrow deposits	           7,173
			       Decrease in accounts payable and accrued
			          expenses	                                  (61,908)
			       Increase in tenants' security deposits
			          payable     	                                1,269
			       Decrease in prepaid rents                     	   (86)

   Net cash provided by operating activities          $	157,532

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

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

ASHLAND COMMONS ASSOCIATES
(a limited partnership)

PROJECT NO: 023-35279

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Ashland Commons Associates is a Massachusetts limited partnership which was formed on September 29, 1982 for the purpose of owning, rehabilitating and operating a multi-unit apartment complex containing 96 residential units under the provisions of Section 221 (d)(4) of the National Housing Act.
The partnership has a Section 8 contract with HUD to receive rent subsidy equal to approximately 85% of the total rental income. This contract expires September, 2002.

NOTE 2 - MORTGAGE LOAN PAYABLE

The mortgage note is insured by the Federal Housing Administration (FHA) and is payable in monthly installments of approximately $48,283, including interest at 11.728% per annum, through 2024. Annual principal payments will average approximately $31,917 each year for the next five years.

The partnership is required to make monthly payments of $2,094 into a fund for replacements. Withdrawals from this fund can only be made upon the approval of the Federal Housing Commissioner.

Management believes it is not practical to estimate fair market value of the mortgaged property because it is not determinable as to whether financing with similar characteristics is currently available to the partnership.

The partnership and its partners have no personal liability on the mortgage loan; the mortgaged property is the only collateral for the loan.


NOTE 3 - RELATED PARTY TRANSACTIONS

The partnership pays a 4.5% management fee based on gross revenues collected, which, at present, is capped at $43 PUPM, to an affiliate of a general partner, and also $506 per month for bookkeeping. Further, the management company is reimbursed at cost for salaries and wages and related employee expenses such as payroll taxes, health insurance, disability insurance, workers compensation and other insurance.


NOTE 4 - CAPITAL DISTRIBUTION RESTRICTION

No distribution of assets may be made except from "surplus cash" as defined in the regulatory agreement with the Federal Housing Administration. Total distributions are limited to $92,045 per annum as allowed by MHFA.

ROCKLEDGE APARTMENTS ASSOCIATES
(a limited partnership)
PROJECT NO: 71-187-N


REPORT ON FINANCIAL STATEMENTS


YEAR ENDED DECEMBER 31, 1996

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

                                       February 5, 1997


To the Partners of
Rockledge Apartments Associates
Woburn, Massachusetts


We have audited the accompanying balance sheet of Rockledge Apartments Associates, MHFA Project No. 71-187-N, (a limited partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockledge Apartments Associates as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

ROCKLEDGE APARTMENTS ASSOCIATES
(a limited partnership)

PROJECT NO: 71-187-N

BALANCE SHEET

DECEMBER 31, 1996


ASSETS
CURRENT ASSETS

	Cash and Cash Equivalents                        $164,844
	Tenants: Accounts Receivable                        7,196
	Total Current Assets                              172,040

DEPOSITS HELD IN TRUST - FUNDED

	Tenants' Security Deposits (Contra)                25,103
	Total Deposits Held in Trust                       25,103

RESTRICTED DEPOSITS AND FUNDED RESERVES

	Mortgage Escrow Deposits                           16,219
	Reserve for Replacements                          173,341
	Total Deposits                                    189,560

FIXED ASSETS

	Land                                               90,000
	Building (Mortgaged) - Note 2                   1,888,360
	Less Accumulated Depreciation                   1,077,953
	                                                  900,407

                                                $1,287,110

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

	Accounts Payable                                $18,804
	Accrued Interest Payable                          1,977
	Mortgage Payable - Current Portion               23,584
	Total Current Liabilities                        44,365

DEPOSIT LIABILITIES

	Tenants' Security Deposits (Contra)              23,358
	Total Deposits Liabilities                       23,358

LONG-TERM LIABILITIES

	Note payable to affiliate - Note                335,922
	Mortgage Loan Payable - Note 2                1,252,527
	Less: Current Portion                            23,584
	Total Long-Term Liabilities                   1,264,865

	Total Liabilities                             1,332,588

COMMITMENTS AND CONTINGENCIES - NOTES 2,3, AND 4

PARTNERS' EQUITY (DEFICIT) - Note 4:

	General Partners                                  3,417
	Limited Partners                                (48,895)
	Total Partners' Deficit                         (45,478)
	                                             $1,287,110

See accompanying summary of accounting policies and notes to financial statements.

ROCKLEDGE APARTMENTS ASSOCIATES
(a limited partnership)

PROJECT NO: 71-187-N

STATEMENT OF PROFIT AND LOSS

FOR THE YEAR ENDED DECEMBER 31, 1996

REVENUES:

	Rental income, less vacancies of         $10,596         $376,348
	Interest income                                            18,848
	Miscellaneous income                                          587

		Total revenues                                           395,783

COST OF OPERATIONS:
	Repairs and maintenance                 $111,343
	Salaries and wages                        67,501
	Real estate taxes                         24,035
	Management fee (Note 4)                   22,793
	Utilities                                 46,256
	Administrative                            27,066
	Insurance                                  5,548
	Payroll taxes and employee
	  benefits                                16,012        320,604

	Income before interest expenses,
	  and depreciation and amortization                      75,179

INTEREST EXPENSE (Notes 2 and 3)                          28,648

	Income before depreciation and amortization              46,531

DEPRECIATION AND AMORTIZATION                             65,048

NET LOSS                                                $(18,517)

	Net Loss to General Partners                           $    556

	Net Loss to Limited Partners                           $ 17,967


See accompanying summary of accounting policies and notes to financial statements.

ROCKLEDGE APARTMENTS ASSOCIATES
(a limited partnership)

PROJECT NO: 71-187-N

STATEMENT OF PARTNERS' EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 1996




                                                  General     Limited
                                     Total        Partner     Partners

BALANCE, at December 31, 1995     $	(26,961)    $	4,215    $	(31,176)

Net loss for the period            	(18,517)      	(556)    	(17,961)

BALANCE, at December 31, 1996     $	(45,478)    $	3,659    $	(49,137)

Percent of interest in profit
   and losses                       100%            3%         97%








See accompanying summary of accounting policies and notes to financial statements.

ROCKLEDGE APARTMENTS ASSOCIATES
(a limited partnership)

PROJECT NO: 71-187-N

STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 1996


OPERATING ACTIVITIES:

   Net loss                                            $	(18,517)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
	    	Depreciation and Amortization	                      65,048

		Changes in operating assets and liabilities:
   			Decrease in tenants' rents receivable	               7,144
			   Increase in tenants' security deposits	             (1,017)
			   Decrease in mortgage escrow deposits	                1,201
			   Decrease in accounts payable and accrued expenses	  (8,185)
			   Decrease in tenants' security deposits payable       	(510)


   Net cash provided by operating activities           	  45,164


INVESTING ACTIVITIES:

   Increase in reserve for replacements - net          	(55,267)

FINANCING ACTIVITIES:

   Note payable to affiliate principal payments	         (7,743)

   Mortgage principal payments                         	(21,979)

   Net cash used by financing activities               	(29,722)

   Net decrease in cash and cash equivalents    	       (39,825)

CASH AND CASH EQUIVALENTS, at beginning of year        	204,669

CASH AND CASH EQUIVALENTS, at end of year              $164,844


Disclosure of Accounting Policy and Supplemental Information:
	Supplemental Disclosures of Cash Flow information:
		Cash paid during the year for interest               $106,766


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


ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

ROCKLEDGE APARTMENTS ASSOCIATES
(a limited partnership)

PROJECT NO: 71-187-N

NOTES TO FINANCIAL STATEMENTS



NOTE 1 - GENERAL

Rockledge Apartments Associates is a Massachusetts limited partnership which was formed on February 24, 1973 for the purpose of owning, rehabilitating and operating a multi-unit apartment complex containing 60 residential units. The partnership has a contract with HUD to receive rent subsidy equal to approximately 84% of the total rental income. The contract expires in May, 2018.


NOTE 2 - MORTGAGE LOAN PAYABLE

The mortgage note is payable to the Massachusetts Housing Finance Agency
(MHFA) over a forty year period, in monthly installments of approximately $3,841 (after interest subsidy payments of $6,597 monthly), including interest at 7.5485% per annum, through 2018. Principal payments for the next five years are as follows:

			     1997          23,584
			     1998          25,310
			     1999          27,116
			     2000          29,163
			     2001          31,311

The partnership is required to make monthly payments of $7,858 to MHFA for real estate taxes, insurance, and a reserve for replacements. Withdrawals must have the approval of MHFA.

Management believes it is not practical to estimate fair market value of the mortgaged property because it is not determinable as to whether financing with similar characteristics is currently available to the partnership.

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

ROCKLEDGE APARTMENTS ASSOCIATES
(a limited partnership)

PROJECT NO: 71-187-N

NOTES TO FINANCIAL STATEMENTS
(Continued)




NOTE 4 - RELATED PARTY TRANSACTIONS

The partnership pays to an affiliate of a general partner a monthly management fee of 6% rents collected and a monthly bookkeeping fee of $375, and an annual fee of $1,862 to another affiliate of a general partner.


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

(16)    	Letter regarding change in certifying accountant.	              52

(27)    	Financial data schedule.	                                       53

TONNESON & COMPANY C.P.A.'s P.C.
CERTIFIED PUBLIC ACCOUNTANTS
530 Edgewater Drive
Wakefield, MA  01880
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

Sincerely,



Tonneson & Company C.P.A.'s P.C.

APT HOUSING PARTNERS LIMITED PARTNERSHIP

FINANCIAL DATA SCHEDULE


This schedule contains summary financial information extracted from the balance sheets and statements of income on pages 19 through 20 of the Partnership's 1996 Annual Report on Form 10-K and is qualified in its entirety by reference to such financial statements.


Item Number	  Item Description	                                   Year End
                                                                  1996

5-02(1)	      Cash and cash items	                                $64,360
5-02(2)	      Marketable securities	                              -0-
5-02(3)(a)(1)	Notes and accounts receivable-trade	                -0-
5-02(4)	      Allowance for doubtful accounts	                    -0-
5-02(6)	      Inventory	                                          -0-
5-02(9)	      Total current assets	                                64,360
5-02(13)	     Property, plant and equipment	                      -0-
5-02(14)	     Accumulated depreciation	                           -0-
5-02(18)	     Total assets	                                        64,360
5-02(21)	     Total current liabilities	                           17,591
5-02(22)	     Bonds, mortgages and similar debt	                  -0-
5-02(28)	     Preferred stock-mandatory redemption	               -0-
5-02(29)	     Preferred stock-no mandatory redemption	            -0-
5-02(30)	     Common stock	                                       -0-
5-02(31)	     Other stockholders' equity	                         46,769
5-02(32)	     Total liabilities and stockholders' equity	         64,360



Item Number	  Item Description	                                   Year Ended
                                                                  1996

5-03(b)1(a)	  Net sales of tangible products	                     $-0-
5-03(b)1	     Total revenues	                                     89,292
5-03(b)2(a)	  Cost of tangible goods sold	                         -0-
5-03(b)2	     Total costs and expenses applicable to sales and
              revenues	                                            -0-
5-03(b)3	     Other costs and expenses	                           45,891
5-03(b)5	     Provision for doubtful accounts and notes	           -0-
5-03(b)(8)	   Interest and amortization of debt discount	          -0-
5-03(b)(10)	  Income before taxes and other items	                43,401
5-03(b)(11)	  Income tax expense	                                  -0-
5-03(b)(14)	  Income/loss continuing operations	                  43,401
5-03(b)(15)	  Discontinued operations	                             -0-
5-03(b)(17)	  Extraordinary items	                                 -0-
5-03(b)(18)	  Cumulative effect- changes in accounting principles 	-0-
5-03(b)(19)	  Net income or loss	                                 43,401
5-03(b)(20)	  Earnings per share-primary	                          11.50
5-03(b)(20)	  Earnings per share-fully diluted	                    11.50

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					APT HOUSING PARTNERS LIMITED PARTNERSHIP




                        					By:  APT Asset Management, Inc.
					                             General Partner



                            	By:  [SIGNATURE]
	Date	                            Jeff Ewing - President
					                             APT ASSET MANAGEMENT, INC.