Form 10-Q
period 1997-03-31
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1997-05-13
CIK 721465

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


   For the Three Months Ended March 31, 1997 commission file number 2-84474

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
                                BALANCE SHEET
                                 (Unaudited)



                                   ASSETS

                              										       March 31,	    December 31,
											                                    1997       	  1996

Investment in Local Limited Partnership					   $   -0-     	  $    -0-
Cash and Cash Equivalents						           	      55,468 	       64,360
		Total Assets						           	               $ 55,468	      $ 64,360


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  	Accrued Expenses -
      	     Affiliate								                  $  9,350	     $  9,091
      	     Professional Fees			 		               8,500	        8,500

	             	Total Liabilities	         					  17,850 	      17,591

Commitments and Contingencies

Partner's Capital (Deficit):
  	General Partners							                     ( 38,573)     ( 38,390)
		 Limited partners, 3,700 partnership units
     authorized, issued and outstanding			   		  76,191	       85,159

            		 Total Partners' Capital (Deficit) 37,618	       46,769

		             Total Liabilities and Partners'
               Capital Deficiency 	            $ 55,468       $64,360


                    See accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                              STATEMENT OF INCOME
                                  (Unaudited)



                                      					Three Months 			 Three Months
							                                    Ended				        Ended
							                                    March 31, 1997		 March 31, 1996

Interest Income				                	       $    449			      $ 1,172

Operating Expenses:
      	Management fees - affiliate			      $ 9,350			       $ 9,350
	      Administrative 				                     250			           250

 	        	Total Operating Expenses       	$ 9,600	      		 $ 9,600

Loss Before Share of Losses of
       and Distributions from Local
      	Limited Partnerships				           ($ 9,151)			     ($ 9,504)

Distribution from Local Limited Partnership	   -			      	       -
Share of Losses of Local Limited Partnerships  -	       		       -

Net Income (Loss)				                    	($ 9,151)     			($ 9,504)

Limited Partners' Interest in
      	Net Income (Loss)	            		  	($ 8,968)		     	($ 9,314)

Weighted Average Number of Outstanding
      	Limited Partnership Units    		   	   3,700     			    3,700

Net Income (Loss) Per
	Limited Partnership Unit	     		         ($  2.42)			     ($  2.52)


              See accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)



                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)


                                   							General  	 Limited
							                                   Partner  	 Partner   	Total

Balance, January 1, 1997				            ($ 38,390)	  $ 85,159	  $ 46,769

Net Loss: 1/1/97- 3/31/97			          	 ($    183)	 ($  8,968)	($  9,151)

Balance, March 31, 1997				             ($ 38,573)	  $ 76,191	  $ 37,618
























                   See accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)



                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                               							Three Months Ended
                                                            March 31,
										                                            1997		        1996
Cash Flows From Operating Activities:
	 Net Income (Loss)							                           ($ 9,151)	    ($ 9,504)
	 Adjustments to reconcile net income
  to net cash provided by operating activities
		   Change in operating assets and liabilities:
 			    Increase (decrease) in accrued expenses		         259	     (  5,748)

 	Net Cash provided by (used by)
  operating activities:                              (  8,892)    	( 15,252)

Cash Flows From Financing Activities:
 	Distributions to limited partners					                  -		           -
	 Distributions to general partner					                   -     	       -

	 Net cash used in financing activities					              -      	      -

Net Increase (Decrease) in cash and cash equivalents	(  8,892)	    ( 15,252)

Cash and Cash Equivalents, Beginning of Period				     64,360  	     20,946

Cash and Cash Equivalents, End of Period					        $ 55,468      $  5,694



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

                     APT HOUSING PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE QUARTER ENDING MARCH 31, 1997 AND COMPARABLE PERIODS

Income taxes:

Federal and state income taxes are not included in the accompanying financial statements because these taxes, if any, are the responsibility of the individual Partners.

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers
all highly liquid debt 		instruments purchased with a maturity of three
months or less  to be cash equivalents.  		Cash equivalents consist of
money market funds at March 31, 1997 and March 31, 1996.

Net income per limited partnership unit:

Net income per limited partnership unit is computed by dividing net income
available to 		limited partnership units by the weighted average number of
outstanding limited	partnership units during the year.

2.	ALLOCATION OF BENEFITS

In accordance with Partnership Agreement, income, losses, credits and
distributions are 		allocated 2% to the General Partner and 98% to the
Limited Partners.

3.	INVESTMENT IN LOCAL LIMITED PARTNERSHIPS

The Partnership has investments in two Local Limited Partnerships, Ashland
Commons	Associates ("Ashland") and Rockledge Apartments Associates
("Rockledge").  The	Partnership's investments consist of $1,143,695
for a 95.5% limited partnership interest in 		Ashland which owns an
apartment complex of 96 units located in Ashland, Massachusetts	and
$543,900 for a 97% limited partnership interest in Rockledge which owns an apartment complex of 60 units located in Wakefield, Massachusetts.

The Local Limited Partnerships receive governmental assistance under
programs which 		restrict the payment of annual cash distributions to the
owners to specified maximum 		distributable amounts and to available
surplus cash, as defined in the applicable Regulatory 		Agreement between
the governmental agency and the Local Limited Partnership.  Undistributed amounts are cumulative and may be distributed in subsequent years if there is available surplus cash.  Based upon the Partnership's ownership interest
in each of the	Local Limited Partnerships, the maximum annual distributable
amounts that can be made to 		the Partnership from Ashland and Rockledge are
$87,903 and $9,552, respectively.

                  APT HOUSING PARTNERS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
       FOR THE QUARTER ENDING MARCH 31, 1997 AND COMPARABLE PERIODS

For the quarter ended March 31, 1997, the aggregate share of losses of the
Local Limited 		Partnerships attributable to the Partnership amounted to
$27,218.  The Partnership's cumulative 		share of losses of the Local
Limited Partnerships exceeded its investments by $422,795 at 		March 31,
1997.  Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the
Partnership has discontinued the application of the equity method.  The
Partnership will resume applying 		the equity method only after its
allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

Summarized unaudited balance sheet information on a combined basis for the Local Limited Partnerships as of March 31, 1997 and December 31, 1996 as follows:

          																				Unaudited March 31, 1997    	December 31, 1996

Rental property			            		$7,597,934			              $7,597,934
Accumulated depreciation		  	 	( 3,840,103)	             	( 3,773,556)
Cash and cash equivalents				      459,549			                 464,868
Restricted assets and deposits	    616,656			                 601,273
Other assets					 	                156,844			                 119,041

    		Total assets        					  4,989,880	             		  5,009,560

Mortgage loans payable		      		 5,979,801		             	  5,991,356
Other liabilities					             188,423		            	     168,384

    		Total liabilities	    				 6,168,224              		  6,159,740

Partners' capital (deficiency) ($1,178,344)		             ($1,150,180)

Composition of partners' capital (deficiency)
	  General partners	           ($   98,208)		             ($   97,262)
   Limited partners			         ( 1,080,136)		             ( 1,052,918)

     	Partners'
      capital (deficiency)     ($1,178,344)	              ($1,150,180)

                  APT HOUSING PARTNERS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
       FOR THE QUARTER ENDING MARCH 31, 1997 AND COMPARABLE PERIODS

Summarized unaudited income statement information on a combined basis for the Local Limited Partnerships for the quarter ended March 31, 1997 and comparable periods was as follows:

                                    								March 31, 1997 		March 31,1996
		Revenues					                             $  420,063		   	 $ 434,712
		Net income (loss)			                    	($   28,164)   		($  35,155)

4.	CASH AND CASH EQUIVALENTS

The partnership maintains cash and cash equivalent balances in an financial
institution 		located in the Commonwealth of Massachusetts.  Accounts in
the institution are insured by 		the Federal Deposit Insurance Corporation
(FDIC) up to $100,000.  At March 31, 1997, and 		December 31, 1996 the
Partnership's cash and cash equivalent balances in this financial institution were fully insured.

5.	TRANSACTIONS WITH RELATED PARTIES

American Investment Team, Inc., an affiliate of the General Partner of the
Partnership, 		receives an annual program management fee.  This fee is for
managing the affairs of the 		Partnership and for providing investor
services to the Limited Partners.  The fee is equal to 		.5% of invested
assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt.  Program management fees charged to operations for the quarters ending March 31, 1997 and 1996 amounted to $9,350 and
$9,350, respectively.  Of this amount $9,350 and $9,091 remained unpaid at
March 31, 1997 and December 31, 1996 respectively.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Commencing with the year ended December 31, 1995, the Partnership is
required to 		disclose the fair value of its financial instruments in
accordance with Statements of Financial 		Accounting Standards No. 107.

The fair values of the Partnership's financial instruments have been
determined at a specific 		point in time, based on relevant market
information and information about the financial 		instrument.  Estimates
of fair value are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with
precision.  		Changes in assumptions could affect the estimates.

The carrying amounts of cash and cash equivalents and accrued expenses at
March 31, 		1997 approximate their fair values because of the short-term maturity of these instruments.

PART II

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	AND
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

As of March 31, 1997 the Partnership has invested all of the net proceeds available for investment.

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

Cash distributions received from a Local Limited Partnership amounted to 0, $87,903 and $87,064 during quarter ended March 31, 1997 and the years ended December 31, 1996 and 1995, respectively. These distributions were used to meet the Partnership's obligations and, in 1995, to make distributions to its partners. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

PART II

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       	AND RESULTS OF OPERATIONS (Continued):

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted.

Results of Operations

The partnership was formed to provide various benefits to its limited partners. It is anticipated that the Local Limited Partnerships in which the Partnership has invested will primarily produce tax losses of approximately $17,000 per $5,000 investment in approximately 14 to 17 full years of Partnership operations, with approximately $11,000 of such tax losses occurring during the first 5 years of Partnership operations
(assuming the applicability of current laws, regulations and court decisions). The benefits received in the form of tax savings may be reduced due to the enactment of the Tax Reform Act of 1986, depending on the individual circumstances of each Limited Partner. There can be no assurance that the Partnership will be able to attain its investment objectives.
The partnership will not seek to sell its interest in any housing development or Local Limited Partnership until proceeds of such sale would supply sufficient cash to enable its Limited Partners to pay applicable taxes. Proceeds of such sales will not be reinvested. It is not expected that any of the Local Limited Partneships in which the Partnersh9p has invested will generate cash flow sufficient to provide for distributions to Limitd Partnership in any material amount.

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interest in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The Parntership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the quarter ended March 31, 1997, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income amounted to $27,218. At March 31, 1997, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $422,795, and, accordingly, have not been reflected in the Partnership's financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The partnership's net loss for the period January 1, 1997 - March 31, 1997 was due primarily to the accrual of the first quarter 1997 program management fee. The Massachusetts Housing Finance Agency has not approved the 1996 distribution and accordingly income has not been recognized for the period January 1, 1997 through March 31, 1997. Management is confident that the distribution will be approved.

PART II

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     			AND RESULTS OF OPERATIONS (Continued):

The partnership incurs an annual program management fee payable to American Investment Team, Inc. ("AIT"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the limited partners. The fee to AIT is equal to .5% of invested asset plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 for the quarter ended March 31, 1997.

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

There are also substantial risks associated with the operations of Apartment Complexes receiving governmental assistance. These include: governmental regulations concerning tenant eligibility which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development to make rental assistance payments it has contracted to make; and that when the rental assistance expire, there may not be market demand for apartments at full market rents in a Local Limited Partnership's Apartment Complex.

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