Form 10-Q
period 1997-06-30
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1997-08-12
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

_______________________________________________

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

_______________________________________________


For the Six Months Ended June 30, 1997 commission file number 2-84474

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
                                BALANCE  SHEET
                                  (Unaudited)



                                     ASSETS

                                     										June 30,	   December 31,
											                                    1997       	1996

Investment in Local Limited Partnership  					 $   -0-    	$    -0-
Cash and Cash Equivalents						           	     135,026 	    64,360
           		 Total Assets	     	              $135,026	   $ 64,360


                LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  	Accrued Expenses -
      Affiliate				                        				$ 18,700	   $  9,091
     	   Professional Fees						           	        0    	    8,500

	           	Total Liabilities            					  18,700      17,591

Commitments and Contingencies

Partner's Capital (Deficit):
  	General Partners	                  						    (36,999)	   (38,390)
		 Limited partners, 3,700 partnership units
    authorized, issued and outstanding		    			 153,325	     85,159

		           Total Partners' Capital (Deficit)	 116,326	     46,769

		           Total Liabilities and
              Partners' Capital Deficiency     $135,026     $64,360


               See accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                       APT HOUSING PARTNERS LIMITED PARTNERSHIP
                                  STATEMENT OF INCOME
                                       (Unaudited)


                                							Six Months Ended 		Three Months Ended
							                                    June 30, 		         June 30,
                             						   	1997        1996  	 1997	      1996

Interest Income					                  $   911     $   341	 $   462    $   245

Operating Expenses:
	Management fees - affiliate			       $18,700	    $18,700	 $ 9,350    $ 9,350
	Administrative 			                	      557	        250	     307        -

    		Total Operating Expenses       	$19,257	    $18,950 	$ 9,657    $ 9,350

Loss Before Share of Losses of
	and Distributions from Local
	Limited Partnerships	   		          ($18,346)	  ($18,609)($ 9,195)  ($ 9,105)

Distribution from
Local Limited Partnership	          	  87,903	     87,903   87,903     87,903

Share of Losses of Local
Limited Partnerships                	     -	  	       -        -          -

Net Income (Loss)				   	             $69,557 	   $69,294	 $78,708    $78,798

Limited Partners' Interest in
	Net Income (Loss)			   	             $68,166	    $67,908	 $77,134    $77,222

Weighted Average Number of Outstanding
   	Limited Partnership Units		   	     3,700       3,700	   3,700      3,700

Net Income (Loss) Per
	Limited Partnership Unit	        		  $ 18.42	    $ 18.35	 $ 20.85   $ 20.87


                     See accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                      APT HOUSING PARTNERS LIMITED PARTNERSHIP
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)


                                   							 General 	  Limited
							                                    Partner   	Partner   	Total

Balance, January 1, 1997				           ($ 38,390)	 $  85,159	 $  46,769

Net Income: 1/1/97- 6/30/97				         $   1,391	 $  68,166 	$  69,557

Balance, June 30, 1997				             ($ 36,999)	 $ 153,325	 $ 116,326
























               See accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                        										  Six Months Ended
     											                                         June 30,
										                                          1997		      1996
Cash Flows From Operating Activities:
	Net Income (Loss)				                          			 $69,557	    $69,294
	Adjustments to reconcile net income
  to net cash provided by operating activities:
		   Change in operating assets and liabilities:
			     Increase (decrease) in accrued expenses		     1,109	  (   5,748)

	Net Cash provided by (used by) operating activities:70,666  	   63,546

Cash Flows From Financing Activities:
	Distributions to limited partners			            		       -		       -
	Distributions to general partner					                    -         -

	Net cash used in financing activities         				       -         -

Net Increase (Decrease) in cash and cash equivalents  70,666	    63,546

Cash and Cash Equivalents, Beginning of Period				    64,360     20,946

Cash and Cash Equivalents, End of Period					       $135,026   $ 84,492



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

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
         FOR THE QUARTER ENDING JUNE 30, 1997 AND COMPARABLE PERIODS

Income taxes:

Federal and state income taxes are not included in the accompanying financial statements because these taxes, if any, are the responsibility of the individual Partners.

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all
highly liquid debt 		instruments purchased with a maturity of three months
or less  to be cash equivalents.  		Cash equivalents consist of money market
funds at June 30, 1997 and June 30, 1996.

Net income per limited partnership unit:

Net income per limited partnership unit is computed by dividing net income
available to 		limited partnership units by the weighted average number of
outstanding limited partnership units during the year.

2.	ALLOCATION OF BENEFITS

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

                  APT HOUSING PARTNERS LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS
         FOR THE QUARTER ENDING JUNE 30, 1997 AND COMPARABLE PERIODS

For the quarter ended June 30, 1997, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $27,874. The Partnership's cumulative share of losses of the Local
Limited Partnerships exceeded its investments by $423,451 at June 30, 1997. Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

Summarized unaudited balance sheet information on a combined basis for the Local Limited Partnerships as of June 30, 1997 and December 31, 1996 as follows:

           																				Unaudited June 31, 1997    	December 31, 1996

	Rental property			           		$7,597,934			               $7,597,934
	Accumulated depreciation		    ( 3,906,700)		             	( 3,773,556)
	Cash and cash equivalents				     394,742			                  464,868
	Restricted assets and deposits	   592,194		             	     601,273
	Other assets		          			 	     189,497		             	     119,041

      		Total assets			      		  4,867,667	               	  5,009,560

	Mortgage loans payable			     	 5,967,670		                 5,991,356
	Other liabilities        					    170,096              		     168,384

      		Total liabilities	  				 6,137,766		                 6,159,740

	Partners' capital(deficiency) ($1,270,099)		              ($1,150,180)
	Composition of partners' capital (deficiency)
	    General partners			     ($    102,366)		            ($     97,262)
	    Limited partners			     (   1,167,733)		             (  1,052,918)

	Partners' capital (deficiency)
                   	         ($  1,270,099)	               ($1,150,180)

                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
       FOR THE QUARTER ENDING JUNE 30, 1997 AND COMPARABLE PERIODS

Summarized unaudited income statement information on a combined basis for
the Local Limited 		Partnerships for the quarter ended June 30, 1997 and
comparable periods was as follows:

                                      								June 30, 1997 			June 30, 1996
		       Revenues		                       			 $  860,738	   		 $  880,576
		       Net income (loss)	                		($   27,874)  			($   25,736)

4.	CASH AND CASH EQUIVALENTS

The partnership maintains cash and cash equivalent balances in an financial
institution	located in the Commonwealth of Massachusetts.  Accounts in the
institution are insured by 		the Federal Deposit Insurance Corporation
(FDIC) up to $100,000.

5.	TRANSACTIONS WITH RELATED PARTIES

American Investment Team, Inc., an affiliate of the General Partner of the Partnership,receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for the period ending June 30, 1997 and June 30, 1996 amounted to $18,700 and $18,700 respectively. Of this amount $18,700 and $9,091 remained unpaid at June 30, 1997 and December 31, 1996 respectively.

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

The carrying amounts of cash and cash equivalents and accrued expenses at June 30,1997 approximate their fair values because of the short-term maturity of these instruments.

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

As of June 30, 1997 the Partnership has invested all of the net proceeds available for investment.

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

Cash distributions received from a Local Limited Partnership amounted to $87,903 and $87,903 during quarter ended June 30, 1997 and June 30, 1996. These distributions were used to meet the Partnership's obligations. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

PART II

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS (Continued):

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted.

Results of Operations

The partnership was formed to provide various benefits to its limited partners. It is anticipated that the Local Limited Partnerships in which the Partnership has invested will primarily produce tax losses of approximately $17,000 per $5,000 investment in approximately 14 to 17 full years of Partnership operations, with approximately $11,000 of such tax losses occurring during the first 5 years of Partnership operations (assuming the applicability of current laws, regulations and court decisions). The benefits received in the form of tax savingsmay be reduced due to the enactment of the Tax Reform Act of 1986, depending on the individual circumstances of each Limited Partner. There can be no assurance that the Partnership will be able to attain its investment objectives. The Partneship will not seek to sell its interest in any housing development or Local Limited Partnership until proceeds of such sale would supply sufficient cash to enable its Limited Partners to pay applicable taxes. Proceeds of such sales will not be reinvested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount.

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interest in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the quarter ended June 30, 1997, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income amounted to $27,874. At June 30, 1997, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $423,451, and, accordingly, have not been reflected in the Partnership's financial statements in accordance with the equity method of accunting because the investment balances have been reduced to zero.

The partnership's net income for the period January 1, 1997 - June 30, 1997 was due primarily to the receipt of a cash distribution from its investment in a Local Limited Partnership.

PART II

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (Continued):

The partnership incurs an annual program management fee payable to American Investment Team, Inc. ("AIT"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the limited partners. The fee to AIT is equal to .5% of invested asset plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 for the quarter ended June 30, 1997.

Other

The Partnership's investment as a Limited Partner in the Local Limited Partnerships is subject to the risks incident to the potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions, generally, which could increase vacancy levels, increase rental payments defaults, or increase operating expenses. Any or all of these circumstances could threaten the financial viability of one or both of the local Limted Partnerships.

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