Form 10-K/A
period 1996-12-31
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1997-10-03
CIK 721465

INDEPENDENT AUDITOR'S REPORT



To the Partners of
APT Housing Partners Limited Partnership
Woburn, Massachusetts


We have audited the accompanying balance sheets of APT Housing Partners Limited Partnership (a Massachusetts Limited Partnership) as of December
31, 1996 and 1995, and the related statements of income, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Ashland
Commons Associates and Rockledge Apartments Associates("Local Limited Partnerships"), the investments in which, as discussed in Note 3 to the financial statements, are accounted for by the equity method of accounting. The Partnership's cumulative share of losses of and distributions from the Local Limited Partnerships have exceeded its investments therein. Accordingly, the Partnership has reduced the investments to zero and has suspended application of the equity method. The financial statements of the Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors. The financial statements of APT Housing Partners Limited Partnership for the year ended December 31, 1994, were audited by other auditors whose report dated February 18, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

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


Lloyd B. McManus, C.P.A., P.C.
Boston, Massachusetts

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

                         STATEMENT OF PROFIT AND LOSS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

REVENUES:

	Rental income, less vacancies of                $2,216          $1,230,592
	Interest income                                                     35,152
	Miscellaneous income                                                 2,333

	Total revenues                                                   1,268,077

COST OF OPERATIONS:
	Repairs and maintenance                         $126,134
	Salaries and wages                               114,301
	Real estate taxes                                 72,905
	Management fee (Note 3)                           48,516
	Utilities                                         33,938
	Administrative                                    32,102
	Insurance                                         35,575
	Payroll taxes                                     11,329
 Depreciation and Amortization                    206,104          680,904

	Income before interest expenses                                   587,173

INTEREST EXPENSE, including MIP of $23,746                         580,735

NET INCOME                                                          $6,438

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

                          STATEMENT OF PARTNERS' DEFICIT

                       FOR THE YEAR ENDED DECEMBER 31, 1996



                                                  General     Limited
                                    Total         Partner     Partners

BALANCE, at December 31, 1995    $	(1,019,095)    $	(96,827)  $	(922,268)

Net income for the period	              6,438	          290	       6,148

Distributions                        	(92,045)      	(4,142)    	(87,903)

BALANCE, at December 31, 1996    $	(1,104,702)   $	(100,679) $(1,004,023)

Percent of interest in profit
   and losses                            100%          4.5%       95.5%










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


Lloyd B. McManus, C.P.A., P.C.
Boston, Massachusetts

                           ASHLAND COMMONS ASSOCIATES
                            (a limited partnership)
                             PROJECT NO: 023-35279
                                 BALANCE SHEET

                               DECEMBER 31, 1995


                                    ASSETS
CURRENT ASSETS

	Cash and Cash Equivalents                                        $320,686
	Tenants: Accounts Receivable                                        3,452
	Property Insurance                                                    534
	Mortgage Insurance                                                  9,920
	Total Current Assets                                              334,592

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

RESTRICTED DEPOSITS AND FUNDED RESERVES

	Mortgage Escrow Deposits                                           68,513
	Reserve for Replacements                                          185,439
	Residual Receipts                                                  61,366
	Total Deposits                                                    315,318

FIXED ASSETS

	Land                                                              215,210
	Building (Mortgaged) - Note 2                                   5,404,364
	Less Accumulated Depreciation                                   2,494,407
               	                                                 3,125,167
OTHER ASSETS

	Deferred Charges                                                  103,249
	                                                               $3,890,969

                       LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES

	Accounts Payable                                                 $89,787
	Accrued Interest Payable                                          46,531
	Mortgage Payable - Current Portion                                22,187
	Rent Deferred Credits                                                 87

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

             	                                                $3,890,969


See accompanying summary of accounting policies and notes to financial statements.

                           ASHLAND COMMONS ASSOCIATES
                             (a limited partnership)
                             PROJECT NO:  023-35279

                          STATEMENT OF PROFIT AND LOSS

                      FOR THE YEAR ENDED DECEMBER 31, 1995

REVENUES:

	Rental income, less vacancies of   $13,882                     $1,218,926
	Interest income                                                    32,704
	Miscellaneous income                                                2,289

	Total revenues                                                  1,253,919

COST OF OPERATIONS:
	Repairs and maintenance             $148,377
	Salaries and wages                   108,719
	Real estate taxes                     75,666
	Management fee (Note 3)               48,177
	Utilities                             42,785
	Administrative                        30,978
	Insurance                             35,487
	Payroll taxes                         11,179
 Depreciation and Amortization        206,104                      707,472

Income before interest expenses  	                                 546,447

INTEREST EXPENSE, including MIP of    $23,852                      583,309

NET LOSS                                                          $(36,862)

	Net Loss to General Partners                                       $1,659

	Net Loss to Limited Partners                                      $35,203




See accompanying summary of accounting policies and notes to financial statements.

                          ASHLAND COMMONS ASSOCIATES
                            (a limited partnership)
                            PROJECT NO:  023-35279

                        STATEMENT OF PARTNERS' DEFICIT

                    FOR THE YEAR ENDED DECEMBER 31, 1995




                                                  General     Limited
                                    Total         Partner     Partners

BALANCE, at December 31, 1994    $	(891,066)    $	(91,066)  $	(800,000)

Net loss for the period	            (36,862)      	(1,659)	    (35,203)

Distributions                      	(91,167)      	(4,102)    	(87,065)

BALANCE, at December 31, 1995   $(1,019,095)    $	(96,827)  $	(922,268)

Percent of interest in profit
   and losses                        100%          4.5%       95.5%










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


NOTE 2 - MORTGAGE LOAN PAYABLE

The mortgage note is insured by the Federal Housing Administration (FHA) and is payable in monthly installments of approximately$48,283, including interest at 11.728% per annum, through 2024. Annual principal payments will average approximately $28,401 each year for the next five years.

The partnership is required to make monthly payments of $2,094 into a fund for replacements. Withdrawals from this fund can only be made upon the approval of the Federal Housing Commissioner.

The partnership and its partners have no personal liability on the mortgage loan; the mortgaged property is the only collateral for the loan.

NOTE 3 - RELATED PARTY TRANSACTIONS

The partnership pays a 4.5% management fee based on gross revenues collected, which, at present, is capped at $41.82 PUPM, to an affiliate of a general partner, and also $506 per month for data processing. Further, the management company is reimbursed at cost for salaries and wages adn related employee expenses such as payroll taxes, health insurance, disability insurance, workers compensation and other insurance.

NOTE 4 - CAPITAL DISTRIBUTION RESTRICTION

No distribution of assets may be made except from "surplus cash" as defined in the regulatory agreement with the Federal Housing Adminstration. Total distributions are limited to $92,045 per annum as allowed by MHFA.

                           ASHLAND COMMONS ASSOCIATES
                             (a limited partnership)
                              PROJECT NO: 023-35279


                         REPORT ON FINANCIAL STATEMENTS


                          YEAR ENDED DECEMBER 31, 1994

                                    CONTENTS

                                                                    		Page

Auditors' Report                                                       	3

Financial Statements:
	Balance Sheet	                                                         4
	Statement of Profit and Loss	                                          5
	Statement of Partners' Deficit	                                        7
	Statement of Cash Flows	                                               8
	Summary of Accounting Policies	                                       10
	Notes to Financial Statements	                                        11

                                       January 24, 1995

To the Partners of
Ashland Commons Associates
Woburn, Massachusetts


We have audited the accompanying balance sheet of HUD Project No. 023-35279 of the Ashland Commons Associates (a limited partnership) as of December 31, 1994 and the related statements of profit and loss, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 023-35279 as of December 31, 1994, and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.


Lloyd B. McManus, C.P.A., P.C.
Boston, Massachusetts

                           ASHLAND COMMONS ASSOCIATES
                            (a limited partnership)
                             PROJECT NO: 023-35279

                                  BALANCE SHEET

                                DECEMBER 31, 1994


                                     ASSETS
CURRENT ASSETS

  Cash and Cash Equivalents                                      $316,016
  Tenants: Accounts Receivable                                      3,129
  Accounts Receivable                                              14,612
  Property Insurance                                               25,591
  Mortgage Insurance                                                9,963
		Total Current Assets                                            369,311

DEPOSITS HELD IN TRUST - FUNDED

  Tenants' Security Deposits (Contra)                              13,798
		Total Deposits Held in Trust                                     13,798

RESTRICTED DEPOSITS AND FUNDED RESERVES

  Mortgage Escrow Deposits                                         38,949
  Reserve for Replacements                                        163,194
  Residual Receipts                                                49,401
		Total Deposits                                                  251,544

FIXED ASSETS

  Land                                                            215,210
  Building (Mortgaged) - Note 2                                 5,404,364
  Less Accumulated Depreciation                                 2,293,211
		                                                              3,326,363

OTHER ASSETS

 	Deferred Charges                                                108,157
		                                                             $4,069,173

                      LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES

  Accounts Payable (Note 4)                                     $119,267
  Accrued Interest Payable                                        46,724
  Mortgage Payable - Current Portion                              19,729
  Rent Deferred Credits                                               32
		Total Current Liabilities                                      185,752

DEPOSIT LIABILITIES

  Tenants' Security Deposits (Contra)                             13,457
		Total Deposits Liabilities                                      13,457

LONG-TERM LIABILITIES

  Mortgage Loan Payable - Note 2                               4,780,759
		Less: Current Portion                                           19,729
		Total Long-Term Liabilities                                  4,761,030

		Total Liabilities                                            4,960,239

COMMITMENTS AND CONTINGENCIES - NOTES 2,3, AND 5

  Partners' Deficit - Note 5                                   (891,066)
		                                                           $4,069,173

See accompanying summary of accounting policies and notes to financial statements.

                          ASHLAND COMMONS ASSOCIATES
                            (a limited partnership)
                            PROJECT NO: 023-35279

                         STATEMENT OF PROFIT AND LOSS

                      FOR THE YEAR ENDED DECEMBER 31, 1994


REVENUES
 Gross Potential Rental Income                                   $1,249,771
 Less Vacancies, Bad Debts, &
   Section 236 Excess Rental Income Remitted                          2,287
 Effective Rental Income                                          1,247,484
 Interest Subsidy                                                         0
 Other Income                                                        22,909
 Residual Receipts (Remitted) or Reimbursed                               0
 Total Income                                                     1,270,393

OPERATING EXPENSES

 Admininstration                          140,158
 Maint., Res. Services & Security         300,393
 Utilities                                 35,022
 Taxes (RE & Other)                        68,122
 Insurance                                 18,599
 Depreciation & Amortization              206,110
 Interest (Financing & Other)             576,555
 Subtotal                                                         1,344,959

 Net Income or (Loss) for the Development
    before Non-Operating Items                                   (   74,566)
 Non-Operating Items [Gains or (Losses)]                                  0
 Net Income or (Loss) for the Development                        (   74,566)

See accompanying summary of accounting policies and notes to financial statements.

                          ASHLAND COMMONS ASSOCIATES
                            (a limited partnership)
                            PROJECT NO:  023-35279

                        STATEMENT OF PARTNERS' DEFICIT

                     FOR THE YEAR ENDED DECEMBER 31, 1994




                                                  General     Limited
                                     Total        Partner     Partners

BALANCE, at December 31, 1993     $	(730,369)    $	(83,835)  $	(646,534)

Net loss for the period             	(74,566)	      (3,355)    	(71,211)

Distributions                       	(86,131)      	(3,876)    	(82,255)

BALANCE, at December 31, 1994     $	(891,066)    $	(91,066)  $	(800,000)

Percent of interest in profit
   and losses                         	100%         	4.5%       	95.5%










See accompanying summary of accounting policies and notes to financial statements.

                           ASHLAND COMMONS ASSOCIATES
                            (a limited partnership)
                             PROJECT NO: 023-35279

                            STATEMENT OF CASH FLOWS

                         YEAR ENDED DECEMBER 31, 1994


OPERATING ACTIVITIES:


   Rental Income                                      $   	1,231,577
   Interest Income	                                           22,203
   Other Income                                       	          706
   		                                            	         1,254,486

   Administrative expenses	                                   26,207
   Management fee	                                            48,180
   Operating and maintenance expenses	                       188,454
   Payrolls	                                                  96,368
   Utilities	                                                 39,390
   Real estate taxes and escrow deposits	                     72,728
   Payroll taxes	                                              4,094
   Insurance	                                                 43,971
   Interest on mortgage	                                     561,825
   Mortgage insurance premium                          	      23,904
   Tenant security deposits                            	      (1,334)

			                                                       	1,103,787

   Net cash provided by operating activities                	150,699

INVESTING ACTIVITIES:

   Increase in residual receipts fund	                        (2,535)
   Decrease in reserve for replacements - net                 	7,812

   Net cash provided by investing activities          	        5,277

FINANCING ACTIVITIES:

   Partners' distributions                                  	(86,131)

   Mortgage principal payments                               (17,568)

   Net cash used by financing activities                    (103,699)

   Net increase in cash                                      	52,277

CASH, at beginning of year                                  	263,739

CASH, at end of year                                       $	316,016


See accompanying summary of accounting policies and notes to financial statements.

                            ASHLAND COMMONS ASSOCIATES
                             (a limited partnership)
                              PROJECT NO: 023-35279

                              STATEMENT OF CASH FLOWS

                            YEAR ENDED DECEMBER 31, 1994
                                    (Continued)


Cash Flows from Operating Activities:

   Net loss                                                      $	(74,566)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
		Depreciation and Amortization	                                   206,110

		Changes in operating assets and liabilities:
			Increase in accounts receivable                                	(13,627)
			Increase in tenants' rents receivable                           	(2,286)
			Increase in prepaid expenses                                   	(21,757)
			Decrease in tenants' security deposits                           	2,169
			Increase in deposits in escrow	                                  (5,960)
			Increase in accounts payable and accrued
			   expenses	                                                     61,445
			Decrease in tenants' security deposits
			   payable     	                                                   (835)
			Increase in prepaid rents                     	                       6


   Net cash provided by operating activities                     $	150,699

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

                             ASHLAND COMMONS ASSOCIATES
                               (a limited partnership)

                                PROJECT NO: 023-35279

                            NOTES TO FINANCIAL STATEMENTS


NOTE 1 - GENERAL

Ashland Commons Associates is a Massachusetts limited partnership which was formed on September 29, 1982 for the purpose of owning, rehabilitating and operating a multi-unit apartment complex containing 96 residential units under the provisions of Section 221 (d)(4) of the National Housing Act.
The partnership has a contract with HUD to receive rent subsidy equal to approximately 80% of the toal rental income.

NOTE 2 - MORTGAGE LOAN PAYABLE

The mortgage note is insured by the Federal Housing Administration (FHA) and is payable in monthly installments of approximately $48,283, including interest at 11.728% per annum, through 2024. Annual principal payments will average approximately $25,275 each year for the next five years.

The partnership is required to make monthly payments of $2,094 into a fund for replacements. Withdrawals from this fund can only be made upon the approval of the Federal Housing Commissioner.

The partnership and its partners have no personal liability on the mortgage loan; the mortgaged property is the only collateral for the loan.

NOTE 3 - RELATED PARTY TRANSACTIONS

The partnership pays a 4.5% management fee based on gross revenues collected, which, at present, is capped at $41.82 PUPM, to an affiliate of a general partner, and also $509 per month for data processing.

NOTE 4 - ACCOUNTS PAYABLE

Accounts payable consisted of:

	Payroll                                  $	3,652
	Insurance	                                   110
	Operating and maintenance 	               96,756
	Utilities	                                12,132
	Administrative expenses                  	 6,617

		Total                                 $	119,267


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


Lloyd B. McManus, C.P.A., P.C.
Boston, Massachusetts

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

                          STATEMENT OF PROFIT AND LOSS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

REVENUES:

	Rental income, less vacancies of   $10,596                      $376,348
	Interest income                                                   18,848
	Miscellaneous income                                                 587

 		Total revenues                                                 395,783

COST OF OPERATIONS:
	Repairs and maintenance                  $111,343
	Salaries and wages                         67,501
	Real estate taxes                          24,035
	Management fee (Note 4)                    22,793
	Utilities                                  46,256
	Administrative                             27,066
	Insurance                                   5,548
	Payroll taxes and employee
	  benefits                                 16,012
 Depreciation and Amortization              65,048               385,652

	Income before interest expenses 	                                10,131

INTEREST EXPENSE (Notes 2 and 3)                                  28,648

NET LOSS                                                        $(18,517)

	Net Loss to General Partners                                       $556

	Net Loss to Limited Partners                                    $17,967

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

                         ROCKLEDGE APARTMENTS ASSOCIATES
                             (a limited partnership)

                              PROJECT NO: 71-187-N

                             STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1996


OPERATING ACTIVITIES:

   Net loss                                                    $	(18,517)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
     		Depreciation and Amortization	                             65,048

      	Changes in operating assets and liabilities:
			       Decrease in tenants' rents receivable	                   7,144
			       Increase in tenants' security deposits                  (1,017)
			       Decrease in mortgage escrow deposits	                    1,201
			       Decrease in accounts payable and accrued
			          expenses                                            	(8,185)
			       Decrease in tenants' security deposits
			          payable                                               	(510)


   Net cash provided by operating activities                     	45,164


INVESTING ACTIVITIES:

   Increase in reserve for replacements - net                   	(55,267)

FINANCING ACTIVITIES:

   Note payable to affiliate principal payments                 	(7,743)

   Mortgage principal payments                                 	(21,979)

   Net cash used by financing activities                       	(29,722)

   Net decrease in cash and cash equivalents                   	(39,825)

CASH AND CASH EQUIVALENTS, at beginning of year                	204,669

CASH AND CASH EQUIVALENTS, at end of year                     $	164,844


Disclosure of Accounting Policy and Supplemental Information:
 	Supplemental Disclosures of Cash Flow information:
	  	Cash paid during the year for interest                    $	106,766



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


Lloyd B. McManus, C.P.A., P.C.
Boston, Massachusetts

                        ROCKLEDGE APARTMENTS ASSOCIATES
                            (a limited partnership)
                             PROJECT NO: 71-187-N

                                BALANCE SHEET

                              DECEMBER 31, 1995


                                   ASSETS
CURRENT ASSETS

	Cash and Cash Equivalents                                      $204,669
	Tenants: Accounts Receivable                                     14,340
	Total Current Assets                                            219,009

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

RESTRICTED DEPOSITS AND FUNDED RESERVES

	Mortgage Escrow Deposits                                        17,420
	Reserve for Replacements                                       118,074
	Total Deposits                                                 135,494

FIXED ASSETS

	Land                                                            90,000
	Building (Mortgaged) - Note 2                                1,888,360
	Less Accumulated Depreciation                                1,012,960
	                                                               965,400

OTHER ASSETS

	Deferred Charges                                                    55
           	                                                 $1,344,044

                  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

	Accounts Payable                                               $26,862
	Accrued Interest Payable                                         2,104
	Mortgage Payable - Current Portion                              21,979
	Total Current Liabilities                                       50,945

DEPOSIT LIABILITIES

	Tenants' Security Deposits (Contra)                             23,868
	Total Deposits Liabilities                                      23,868

LONG-TERM LIABILITIES

	Note payable to affiliate - Note                               343,665
	Mortgage Loan Payable - Note 2                               1,274,506
	Less: Current Portion                                           21,979
	Total Long-Term Liabilities                                  1,296,192

	Total Liabilities                                            1,371,005

COMMITMENTS AND CONTINGENCIES - NOTES 2,3, AND 4

PARTNERS' EQUITY (DEFICIT) - Note 4:

	General Partners                                                8,972
	Limited Partners                                              (35,933)
	Total Partners' Deficit                                       (26,961)
	                                                           $1,344,044

See accompanying summary of accounting policies and notes to financial statements.

                        ROCKLEDGE APARTMENTS ASSOCIATES
                            (a limited partnership)
                             PROJECT NO: 71-187-N

                         STATEMENT OF PROFIT AND LOSS

                      FOR THE YEAR ENDED DECEMBER 31, 1995

REVENUES:

	Rental income, less vacancies of    $5,838                        $392,567
	Interest income                                                     15,258
	Miscellaneous income                                                   880

   		Total revenues                                                 408,705

COST OF OPERATIONS:
 Repairs and maintenance                  $89,579
	Salaries and wages                        47,910
	Real estate taxes                         43,163
	Management fee (Note 4)                   23,586
	Utilities                                 44,090
	Administrative                            28,711
	Insurance                                  5,578
	Payroll taxes and employee
	  benefits                                12,508
 Depreciation and Amortization             65,137                  360,262

	Income before interest expenses                                    48,443

INTEREST EXPENSE (Notes 2 and 3)                                    30,822

NET INCOME                                                         $17,621

	Net Income to General Partners                                       $529

	Net Income to Limited Partners                                    $17,092

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

                       ROCKLEDGE APARTMENTS ASSOCIATES
                           (a limited partnership)
                            PROJECT NO: 71-187-N


                      REPORT ON FINANCIAL STATEMENTS


                       YEAR ENDED DECEMBER 31, 1994

                                   CONTENTS

                                                                    			Page

Auditors' Report	                                                      3
Financial Statements:
	Balance Sheet	                                                        4
	Statement of Operations (Form F.C. - 2A)	                             5
	Statement of Partners' Equity
		(Deficit) (Form F.C. - 3C)                                          	6
	Statement of Cash Flows	                                              7
	Summary of Accounting Policies	                                       8
	Notes to Financial Statements	                                        9

                                       January 25, 1995

To the Partners of
Rockledge Apartments Associates
Woburn, Massachusetts


We have audited the accompanying balance sheet of MHFA Project No. 71-187-N of the Rockledge Apartments Associates (a limited partnership) as of December 31, 1994 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MHFA Project No. 71-187-N as of December 31, 1994, and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.


Lloyd B. McManus, C.P.A., P.C.
Boston, Massachusetts

                       ROCKLEDGE APARTMENTS ASSOCIATES
                          (a limited partnership)
                           PROJECT NO: 71-187-N

                               BALANCE SHEET

                             December 31, 1994

                                  ASSETS

Property (mortgaged) - Note 2:
	Land                                                          $	90,000
	Building	                                                    1,624,825
	Furnishings and equipment                           	          263,535
			                                                           1,978,360
	Less accumulated depreciation                       	          947,967

		NET PROPERTY AND EQUIPMENT	                                 1,030,393

Cash		                                                          134,740
Rents receivable	                                                10,800
Tenants' security deposits	                                      20,830
Prepaid expenses	                                                 5,745
Deposits in escrow	                                              14,026
Reserve for replacement funded	                                 122,702
Deferred finance fees                                 	             199

            		                                              $	1,339,435


                      LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

	Mortgage loan payable (Note 2)                             $	1,294,992
	Note payable to affiliate (Note 3)	                             45,477
	Accounts payable	                                                2,073
	Accrued expenses	                                               21,136
	Tenants' security deposits payable	                             20,249
	Prepaid rent                                                       	90

		TOTAL LIABILITIES                                          	1,384,017

Commitments and contingencies (Notes 2, 3 and 4)

Partners' deficit (Note 5)                                     	(44,582)

            		                                              $	1,339,435

See accompanying summary of accounting policies and notes to financial statement.

                        ROCKLEDGE APARTMENTS ASSOCIATES
                            (a limited partnership)
                             PROJECT NO: 71-187-N

                           STATEMENT OF OPERATIONS

                         YEAR ENDED DECEMBER 31, 1994


REVENUES:
  Gross Potential Rental Income	                                 $	412,701
  Less Vacancies, Bad Debts & Section 236
	 Excess Rental Income remitted	                                   	31,755

  Effective Rental Income		                                        380,946
  Interest subsidy		                                                80,546
  Other income - Total	                                            	10,847
  Residual receipts (remitted) or reimbursed	                         	--
  Total Income		                                                   472,339

OPERATING EXPENSES:
  Administration                                $ 	68,685
  Maintenance, Res. Svcs. & Security	             128,761
  Utilities	                                       43,890
  Taxes (R.E. & Other)                             41,970
  Insurance	                                        6,772
  Depreciation and Amortization                    65,137
  Interest (Financing & Other)                   	107,435
            Subtotal	                                             	462,650

  Net Income for the Development
 	before Non-Operating Items		                                       9,689

  Non-Operating Items (Gains	or Losses)                        	      	--

  Net Income for the Development		                                   9,689

 	Add: Revenues of the Partnership not
	 Applicable to the Development	                                      	--


  Subtr: Expenses of the Partnership not
	 Applicable to the Development                              	      	5,460

  Net Income for the Partnership	                                  $	4,229

F.C. - 2A

See accompanying summary of accounting policies and notes to financial statements.

                       ROCKLEDGE APARTMENTS ASSOCIATES
                            (a limited partnership)
                            PROJECT NO:  023-35279

                   STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    FOR THE YEAR ENDED DECEMBER 31, 1994

                                                      General    Limited
                                           Total      Partners   Partners



  BALANCE, December 31, 1993           $	(48,811)     $	3,559    $	(52,370)

  Add: Capital Contributions	               --	           --	          --

  Add: Net Income for the period	          4,229	         127	        4,102

  Deduct: Distribution                     	--            	--          	--

  BALANCE, December 31, 1994           $	(44,582)     $	3,686     $	(48,268)














Form F.C. - 3C


See accompanying summary of accounting policies and notes to financial statements.

                           ROCKLEDGE APARTMENTS ASSOCIATES
                               (a limited partnership)
                                PROJECT NO: 071-187-N

                               STATEMENT OF CASH FLOWS

                             YEAR ENDED DECEMBER 31, 1994


OPERATING ACTIVITIES:

   Net Income                                            $    	4,229
  	Adjustments to reconcile net loss to net cash
   provided by operating activities:
		    Depreciation and Amortization	                          65,137

    		Changes in operating assets and liabilities:
			      Increase in rents receivable	                        (4,154)
			      Decrease in prepaid expenses	                           762
			      Decrease in tenants' security deposits	               3,863
			      Increase in insurance and real estate
			          tax escrows	                                     (3,750)
			      Decrease in accounts payable	                        (1,377)
			      Decrease in accrued expenses	                        (9,632)
			      Decrease in tenants' security deposits
			          payable                                         	(2,110)
         Decrease in prepaid rents                             	(209)

   Net cash provided by operating activities                 	52,759

INVESTING ACTIVITIES:

	Increase in reserve for replacements - net                 	(16,648)

   Net cash used in investing activities                    	(16,648)

FINANCING ACTIVITIES:

	Decrease in mortgage loan payable                          	(19,097)

   Net cash used in financing activities                    	(19,097)

Net increase in cash	                                         17,014

CASH, at beginning of year                                  	117,726

CASH, at end of year                                       $	134,740

Supplemental Disclosures of Cash Flow information:
  Cash paid during the year for interest                   $	117,392


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

			     1995          20,486
			     1996          21,979
			     1997          23,584
			     1998          25,310
			     1999          27,116

The partnership is required to make monthly payments of $7,861 to MHFA for real estate taxes, insurance, and a reserve for replacements. Withdrawals must have the approval of MHFA.

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