Form 10-Q
period 1997-09-30
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1997-11-07
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                _______________________________________________

                                     Form 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934.

                _______________________________________________


For the Nine Months Ended September 30, 1997 commission file number 2-84474

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
                                  (Unaudited)



                                     ASSETS

                                         										September 30, December 31,
 											                                       1997   	      1996

Investment in Local Limited Partnership       					$  -0-       	$  -0-
Cash and Cash Equivalents						           	         117,212 	      64,360
		Total Assets				                    		          	$117,212	     $ 64,360


LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  	Accrued Expenses -
     	     Affiliate				                       			$  9,350	      $  9,091
     	     Professional Fees							                    0	           8,500

	              	Total Liabilities            			     9,350	        17,591

Commitments and Contingencies

Partner's Capital (Deficit):
  	General Partners	                        						( 37,168)      	(38,390)
   Limited partners, 3,700 partnership units
     authorized, issued and outstanding		      			 145,030	        85,159

             		 Total Partners' Capital (Deficit)	 107,862	        46,769

		              Total Liabilities and
                Partners' Capital Deficiency	     $117,212       $ 64,360

               See accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                              STATEMENT OF INCOME
                                  (Unaudited)



                                 						Nine Months Ended		Three Months Ended
						                                 September 30,      September 30,
                                							1997		    1996		   1997		     1996

Interest Income                   			 	$ 1,797	  $   904	 $   885	   $   563

Operating Expenses:
	Management fees - affiliate		          28,050	   28,050 	  9,350	     9,350
	Administrative	                  		 	     557       250       -          -

    		Total Operating Expenses        	 28,607	   28,300    9,350 	    9,350

Loss Before Share of Losses of
  	and Distributions from Local
	  Limited Partnerships	             	( 26,810)	( 27,396)(  8,465)	 (  8,787)

Distribution from Local
Limited Partnership	                    87,903    87,903	     -         -

Share of Losses of Local
Limited Partnerships                      -	        -         -         -

Net Income (Loss)                  				$61,093 	 $60,507	($ 8,465)	 ($ 8,787)

Limited Partners' Interest in
   	Net Income (Loss)			               $59,871	  $59,297 	$   8,296	($ 8,611)

Weighted Average Number of Outstanding
   	Limited Partnership Units	       	   3,700	    3,700 	    3,700    3,700

Net Income (Loss) Per
   	Limited Partnership Unit          	$  16.18  $ 16.03	 ($  2.24)	($  2.33)



                   See accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)



                     APT HOUSING PARTNERS LIMITED PARTNERSHIP
                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)


                                        							General 	Limited
							                                        Partner  Partner   	Total

Balance, January 1, 1997                 				($ 38,390)	$ 85,159	  $ 46,769

Net Income: 1/1/97- 9/30/97				                  1,222	   59,871	    61,093

Balance, September 30, 1997				              ($ 37,168) $145,030	  $107,862














See accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)



                  APT HOUSING PARTNERS LIMITED PARTNERSHIP
                          STATEMENT OF CASH FLOWS
                               (Unaudited)


                                             										Nine Months Ended
											                                            September 30,
										                                             1997		        1996
Cash Flows From Operating Activities:
	Net Income (Loss)							                              $ 61,093	     $ 60,507
	Adjustments to reconcile net income
   to net cash provided by operating activities:
		     Change in operating assets and liabilities:
			       Increase (decrease) in accrued expenses   	 (   8,241)	  (   8,228)

	Net Cash provided by (used by) operating activities:	   52,852	      52,279

Cash Flows From Financing Activities:
 Distributions to limited partners	             				       -		          -
	Distributions to general partner	              				       -	   	       -

	Net cash used in financing activities					                -	   	       -

Net Increase (Decrease) in cash and cash equivalents		   52,852 	     52,279

Cash and Cash Equivalents, Beginning of Period    				   64,360	      20,946

Cash and Cash Equivalents, End of Period					          $117,212	    $ 73,225








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

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
      FOR THE QUARTER ENDING SEPTEMBER 30, 1997 AND COMPARABLE PERIODS

Income taxes:

Federal and state income taxes are not included in the accompanying financial statements because these taxes, if any, are the responsibility of the individual Partners.

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or
less to be cash equivalents. 	Cash equivalents consist of money market funds
at September 30, 1997 and September 30, 1996.

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

                      APT HOUSING PARTNERS LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
        FOR THE QUARTER ENDING SEPTEMBER 30, 1997 AND COMPARABLE PERIODS

For the quarter ended September 30, 1997, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to
$29,940.  The Partnership's cumulative 		share of losses of the Local
Limited Partnerships exceeded its investments by $453,391 at	September 30,
1997.  Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method.  The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses
not previously recognized during the 		period the equity method was suspended.

Summarized unaudited balance sheet information on a combined basis for the
Local Limited Partnerships as of September 30, 1997 and December 31, 1996 as
follows:
               																				September 30, 1997    	December 31, 1996

	Rental property		           	           		$7,597,934         			$7,597,934
	Accumulated depreciation		           	  	( 3,973,247)       			( 3,507,367)
	Cash and cash equivalents				                421,265			            525,355
	Restricted assets and deposits	     		 	     618,810	       		     487,541
	Other assets					 	                          169,891			            131,550

    		 Total assets		                  			  4,834,653		        	  5,235,013

	Mortgage loans payable                				 5,955,347		        	  6,035,522
	Other liabilities					                       180,954			            245,547

      	Total liabilities	              				 6,136,301		        	  6,281,069

	Partners' capital (deficiency)		         ($1,301,648)		        ($1,046,056)

 Composition of partners' capital (deficiency)
	    General partners			      	         ($    103,975)		      ($     87,855)
	    Limited partners	        	         (   1,197,673)		      (     958,201)

    		Partners' capital (deficiency)      ($1,301,648)	       ($  1,046,056)

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
       FOR THE QUARTER ENDING SEPTEMBER 30, 1997 AND COMPARABLE PERIODS

Summarized unaudited income statement information on a combined basis for the Local Limited Partnerships for the quarter ended September 30, 1997 and comparable periods was as follows:

                        								September 30, 1997	   September 30,1996
		Revenues					                 $1,286,095		          $1,328,328

 	Net income (loss)				        ($   59,374)		        ($   26,668)

4.	CASH AND CASH EQUIVALENTS

	The partnership maintains cash and cash equivalent balances in an financial institution located in the Commonwealth of Massachusetts.  Accounts in the
 institution are insured by the Federal Deposit Insurance Corporation (FDIC)
 up to $100,000.  At September 30, 1997, and	December 31, 1996 the
 Partnership's cash and cash equivalent balances in this financial institution were fully insured.

5.	TRANSACTIONS WITH RELATED PARTIES

	American Investment Team, Inc., an affiliate of the General Partner of the Partnership,receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for the quarters ending September 30, 1997 and 1996 amounted to $9,350 and $9,350, respectively. Of this amount $9,350 and $9,091 remained unpaid at September 30, 1997 and December 31, 1996, respectively.

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

	The carrying amounts of cash and cash equivalents and accrued expenses at September 30, 1997 approximate their fair values because of the short-term maturity of these instruments.

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

As of September 30, 1997 the Partnership has invested all of the net proceeds available for investment.

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

Cash distributions received from a Local Limited Partnership amounted to $87,903 and $87,903 during the period ended September 30, 1997 and September 30, 1996. These distributions were used to meet the Partnership's obligations and, in 1995, to make distributions to its partners. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership believes it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

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

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interest in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the quarter ended September 30, 1997, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income amounted to $29,940. At September 30, 1997, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $453,391, and, accordingly, have not been reflected in the Partnership's financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The partnership's net income for the period January 1, 1997 -
September 30, 1997 was due primarily to the receipt of a cash distribution from its investment in a Local Limited Partnership.

PART II

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     			AND RESULTS OF OPERATIONS (Continued):

The partnership incurs an annual program management fee payable to American Investment Team, Inc. ("AIT"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the limited partners. The fee to AIT is equal to .5% of invested asset plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 for the quarter ended September 30, 1997.

Other

The Partnership's investment as a Limited Partner in the Local Limited Partnerships is subject to the risks incident to the potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions, generally, which could increase vacancy levels, increase rental payments defaults, or increase operating expenses. Any or all of these circumstances could threaten the financial viability of one or both of the local Limited Partnerships

There are also substantial risks associated with the operations of Apartment Complexes receiving governmental assistance. These include: governmental regulations concerning tenant eligibility which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development to make the reantal assistance payments it has contracted to make; and that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Limited Partnership's Apartment Complex.

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

b.	No reports on Form 8-K have been filed for the quarter ended
   September 30, 1997.

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