Form 10-K
period 1997-12-31
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1998-03-31
CIK 721465

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                 For the Fiscal Year Ended December 31, 1997

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE



TOTAL NUMBER OF PAGES 50
INDEX TO EXHIBITS AT PAGE 15

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

The net proceeds ($3,071,000) of the public offering were primarily used to purchase limited partnership interests in existing multi-family rental housing developments known as Ashland Commons Associates, Rockledge Apartments Associates and Historic Cohoes II. The Partnership's investments in each Local Limited Partnership represents 95.5%, 97% and 97%, respectively. On December 18, 1986 the Partnership withdrew its 97% investment interest in Historic Cohoes II and received its original investment of $1,321,234 from the Local Limited Partnership.
A distribution of the same amount was made to the Limited Partners on April 3, 1987.

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

The Limited Partners do not have a right to participate in the management of the Partnership or its operations. However, a majority in interest of the Limited Partners have the authority to (1) approve or disapprove the sale of all or substantially all of the assets of the Partnership in a single transaction or a related series of transactions, (2)dissolve the Partnership, (3) remove the General Partner, for cause, or (4) elect a substitute General Partner. Limited Partners holding 10% or more of the limited partnership interests have the right to call meetings of the Partnership and propose amendments to the Partnership Agreement.

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

The Partnership holds limited partnership interests in two (2) Local Limited Partnerships as of December 31, 1997. Set forth is a schedule of the Local Limited Partnerships including certain information concerning the Apartment Complexes.

Name and Location 							                          	% of Units Occupied
(Number of Units)			        Date Acquired	          at December 31,

                                         										1997	1996	1995	1994	1993

Ashland Commons Associates		March 30, 1984		       99%	 100%	 99%	 100%	 99%
Ashland, MA  (96)

Rockledge Apartments
Associates	                 June 22, 1984	 		      98%	 97%	  98.2%	100%	100%
Wakefield, MA  (60)

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

     	HUD released the American Community Partnerships Act (the "ACPA").
The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Limited Partnerships are: A discontinuation of project-based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market"; that is, revalued in light of the reduced income stream, if any. Currently, any Section 8 subsidy contract that expires, HUD is renewing on a year to year basis until such time as a new program is implemented, if any. The impact of ACPA, if enacted in its present form, is not presently determinable.

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
	      	INTERESTS AND RELATED SECURITY HOLDER MATTERS:

Limited partnership interests are not traded in a public market but were sold through a public offering managed by American Investment Team, Inc. It is not anticipated that any public market will develop for the purchase and sale of any limited partnership interest. Limited partnership interests may be transferred only if certain requirements are satisfied. As of March 15, 1998, there were 326 registered holders of an aggregate of 3,700 units of limited partnership interests in the Partnership.

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


                                            Year Ended December 31,
OPERATIONS                1997       1996       1995       1994       1993

Revenue               	$	2,610   	$	1,389   	$	1,884   	$	4,843   	$	1,507

Expenses	 	             46,464	 	  45,891 	   46,948	 	  46,713	    47,799

Loss before share of
losses of and
distributions from the
Local Limited
Partnerships	        ( 	43,854)	( 	44,502)	( 	45,064)	( 	41,870)	( 	46,292)

Distribution from Local
Limited Partnership		   87,903 	  	87,903 	  	87,064   		82,255    	96,546

Share of losses of Local
Limited Partnerships	    	-        	 	- 	       	-       	 	-  	      	-

Net income	           $	44,049	  $	43,401	  $	42,000	  $	40,385	  $	50,254

Net income per weighted
average limited
partnership unit  	   $	11.67 	  $	11.50 	  $	11.12  	 $	10.70 	  $	13.31


FINANCIAL POSITION

                                             December 31,

                       1997      1996       1995      1994        1993

Total assets	          $	108,175	$	64,360	  $	20,946 	$	179,140	  $	138,681

Investment in Local
Limited Partnerships	  $	 -0-	   $	 -0-	    $	  -0-	  $	  -0-	    $	  -0-

Total liabilities	     $	17,357 	$	17,591 	 $	17,578 	$ 	17,772	  $ 	17,698

Total partners'capital	$	90,818	 $	46,769   $	3,368 	 $	161,368	  $	120,983

Cash distributions per
limited partnership
unit                  	$	-0-	    $	-0-	     $	52.97	  $	-0-	      $	-0-

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

As of December 31, 1997, the Partnership has invested all of the net proceeds available for investment.

The Partnership's commitment to investments requiring initial capital contributions has been paid. The Partnership has no other significant capital commitments.

HUD released the American Community Partnerships Act (the "ACPA").  The
ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Limited Partnerships are: A discontinuation of project based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the
Section 8 payments. The ACPA calls for a transition during which the project based Section 8 would be converted to a tenant based voucher system. Any FHA insured debt would them be "marked-to-market", that is revalued in light of the reduced income stream, if any. Currently, any Section 8 subsidy contract that expires, HUD is renewing on a year to year basis until such time as a new program is implemented, if any. The impact of ACPA, if enacted in its present form, is not presently determinable.

Several industry sources have already commented to HUD and Congress that in the event the ACPA were fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "mark-to-market" debt from cancellation of indebtedness income treatment.

Cash distributions received from a Local Limited Partnership amounted to $87,903, $87,903, and $87,064 during the years ended December 31, 1997,
1996 and 1995, respectively. These distributions were used to meet the Partnership's obligations and, in 1995, to make distributions to its partners. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

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

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interests in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the years ended December 31, 1997, 1996 and 1995, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income for those years amounted to $89,247, $11,813, and $22,868, respectively. At December 31, 1997 and 1996, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $484,824 and 395,577, respectively, and, accordingly, have not been reflected in the Partnership's financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The Partnership's net income in 1997, 1996 and 1995 was due primarily to cash distributions received of $87,903, $87,903 and $87,064, respectively, from one Local Limited Partnership which offset the Partnership's net operating expenses in these years resulting in net income of $44,049, $43,401, and $42,000, respectively.

The Partnership incurs an annual program management fee payable to American Securities Team, Inc. ("AST") commencing in January, 1997 and to American Investment Team, Inc. ("AIT"), for the years prior thereto, both affiliates of the General Partner, for managing the affairs of the Partnership and for providing investor services to the limited partners. The fee to the affiliate is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $36,907, $37,141, and $37,353, for 1997, 1996 and 1995,
respectively.

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

The Partnership has evaluated the potential impact of the situation commonly referred to as the "Year 2000 Problem". The Year 2000 Problem, which is common to most companies, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000. Management does not expect the Partnership to incur any significant expenses related to this issue.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The financial statements and supplementary data required by this item are set forth under Item 14 of Part IV beginning on page 15 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      		ACCOUNTING AND FINANCIAL DISCLOSURE:

       	Not applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner. Certain information concerning the director and executive officers of the General Partner is set forth below:

JOHN M. CURRY, BS, MBA, CPM, GSP, RR, 55, is the founder, Chairman, Director, and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Curry has been responsible for the construction of over 4,000 units of multi-family housing at a cost of over $120,000,000 and 240,000 square feet of commercial space. Mr. Curry is a graduate of the University of San Francisco (BS, 1968) and the Harvard Graduate School of Business Administration (MBA, 1970). He is a licensed Real Estate Broker in Massachusetts and New York and a licensed Builder in Massachusetts. His professional memberships include the Institute of Real Estate Management with the classification of Certified Property Manager, the Greater Boston Real Estate Board, Builders Association of Greater Boston, and is listed in Who's Who in America.

JEFF E. EWING, BS, CPA, 32, is the President, Chief Financial Officer, Director and Shareholder of APT Financial Services, Inc. Mr. Ewing joined the company in December 1992, becoming its controller, and in December 1994, he became the Company's President and Chief Financial Officer. He is responsible for new business development, corporate operations and the development, implementation and review of all financial reporting systems as well as compliance with applicable tax and regulatory requirements.
Prior to joining APT, Mr. Ewing was employed by Congress Realty Group of Companies as assistant controller and the accounting firm of Robert Ercolini and Company as a senior auditor. Mr. Ewing is a Certified Public Accountant in the Commonwealth of Massachusetts and a NASD registered Financial and Operations Principal. Mr. Ewing received his B.S. in Accountancy from Bentley College and is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants.

THERESE M. COCHRAN, CPM, 40, is a Director and Shareholder of APT
Financial Services, Inc. and the President of American Properties Team, Inc., a wholly-owned subsidiary of APT Financial Services, Inc. She is responsible for the operations of the management company and new business development. Ms. Cochran currently serves as an Executive Member of the Community Associates Institute, is the Chairperson of the CAI Legislative Action Committee and is a member of the Institute of Real Estate Management having earned the designation of Certified Property Manager.

ELLIOT J. FEINER, BA, MBA, 59, is a Director and Shareholder of APT Financial Services, Inc. and its subsidiaries. Mr. Feiner graduated from Brown University (BA-Economics, 1959) and Suffolk University (MBA, 1962). He is a Certified Public Accountant. Mr. Feiner was Vice President of Finance for FMR Investment Management Services, Inc., a subsidiary of the Fidelity Group, and is currently self-employed.

J. STEWART HARVEY, JR., BSBA, MBA, 65, is a Director and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Harvey is Managing Director of Aberdeen American Inc., an investment firm. He has held the position since 1985. Prior to this, Mr. Harvey was Vice President and Director of Gardner and Preston Moss, Inc. He was Vice President and
Director of Research for Fidelity Management and Research Company, the largest mutual funds firm in the country. Mr. Harvey is a graduate of Boston University (BSBA, 1960) and Northeastern University (MBA-Finance, 1966).

MICHAEL LEMOYNE KENNEDY, BA, JD, was a Director and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Kennedy was Chairman of Citizens Energy Corporation, a non-profit energy company. Citizens Energy, through its partnership with Medco Containment, provides at cost, AZT to low-income AIDS patients in several states. Mr. Kennedy was a graduate of Harvard College (BA, 1980) and the University of Virginia Law School
(JD, 1984). Mr. Kennedy was also an active member of the boards of the Robert F. Kennedy Memorial, the John F. Kennedy Library Foundation, the Friends of Boston's Long Island Shelter, and The Pacific National Bank, Santa Ana, CA. During 1997, Mr. Kennedy passed away at the age of 39 and a replacement director has not been selected.

ROBERT E. HALLAGAN, BS, MBA, 54, is a Director and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Hallagan is President of Heidrick & Struggles, Inc., a worldwide executive search firm. He has been associated with the company since 1976. Prior to this, he was an Executive Vice President and Treasurer for Hawthorne Securities, and for the Boston Stock Exchange. Mr. Hallagan is a graduate of Deerfield Academy, Williams College (BS, 1966), and Harvard Graduate School of Business
(MBA, 1970).

AFFILIATES:

APT FINANCIAL SERVICES INC., ("APT" OR "Company") is a Delaware corporation organized on April 19, 1983. The Company's principal office is located at 500 West Cummings Park, Woburn, MA. APT Financial Services, Inc. and its wholly-owned subsidiaries, American Properties Team, Inc., APT Asset Management, Inc., American Securities Team, Inc. and American Investment Team, Inc. form a real estate service company providing property management, asset management, syndication, development and investor services to third-party owners, affiliates and partners.

AMERICAN PROPERTIES TEAM, INC. ("APT") is a Massachusetts corporation organized on March 4, 1977. APT provides property management services to third party entities, primarily condominium associations. Currently, the Company manages approximately 4,000 condominium units in Massachusetts.

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

AMERICAN INVESTMENT TEAM, INC. ("AIT") is a Massachusetts corporation organized on August 13, 1982. AIT is an approved U.S. Department of Housing and Urban Development ("HUD") Title II nonsupervised mortgagee and was, until January 1, 1997, a NASD registered broker-dealer for both public and private placements. Until January 1, 1997, the company also served as investor services agent for over 570 clients who have invested $30 million of equity in the Company's developments.

AMERICAN SECURITIES TEAM, INC. ("AST") is a Massachusetts corporation organized on December 19, 1996. AST commenced operations on January 1, 1997, at which date it acquired AIT's NASD registered broker-dealer and investor services operations. The company serves as investor services agent for over 570 clients who have invested $30 million of equity in the Company's developments.

APT MANAGEMENT, INC. (formerly known as Curry Management, Inc.) is a
Massachusetts corporation organized on June 19, 1987.   The company provides
property management services to both multi-family and commercial properties. Currently, the company manages over 5,000 units of multi-family housing and 75,000 square feet of commercial space in Massachusetts, New York and Indiana. Of the 5,000 units under management, 1,200 are subsidized units through Federal and State programs including Section 8, Section 13A, and
Section 236.

ITEM 11.	EXECUTIVE COMPENSATION:

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partner for their services. Under the terms of the Partnership Agreement, the General Partner and affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. In addition, an affiliate of the General Partner, American Securities Team, Inc., receives from the Partnership an annual program management fee equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. The Local Limited Partnerships pay fees ranging from 4.5% to 6% of gross revenue collected to APT Management, Inc., an affiliate of the General Partner, for management of properties owned by the Local Limited Partnerships.

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

As of March 15, 1998, the ownership interests by the General Partner and its affiliates and holders of 5% or greater of outstanding limited partnership interests is as listed:

Title of   Name and Address of      Amount and Nature of      Percentage of
Class      Beneficial Ownership     Beneficial Ownership      Class

General    APT Asset Management,Inc.  $2000  Capital          2.000%
Partner-   500 West Cummings Park            contribution
ship       Suite 6050                        directly
Interest   Woburn, MA  01801                 owned

Limited    John M. Curry             $5,000  Capital          .1351%
Partner-   211 Commodore Dr.                 contribution
ship       Jupiter, FL 33477       (5 units) directly
Interest                                     owned

           Chistopher Burden        $275,000 Capital         7.4324%
           731 Hospital Trust Bldg.          contribution
           Providence, RI  02903  (275 units)directly
                                           		owned

           APT Asset Management, Inc. $7,000 Capital         1.7568%
           500 West Cummings Park            contribution
           Suite 6050              (65 units)directly
           Woburn, MA  01801                 owned


(b)	Changes in Control

		  None


ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has and will continue to have certain relationships with affiliates of the General Partner, as discussed in Item 11 and also Note 5 to the financial statements in Item 14, which is incorporated herein by reference. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partner.

PART IV

ITEM 14.	FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8K:
                                                                  	   	Page

(a) 1.		Financial Statements

			     Independent Auditor's Report of Robert Ercolini & Company LLP	16 - 17

     			Balance Sheets as of December 31, 1997 and 1996	              18

     			Statements of Income for the years ended
				     December 31, 1997, 1996 and 1995	                            19

	     	 Statements of Partners' Capital (Deficiency) for the years
         ended December 31, 1997, 1996 and 1995	                      20

     			Statements of Cash Flows for the years ended
 				    December 31, 1997, 1996 and 1995	                            21

      		Notes to Financial Statements	                                22 - 25

(a) 2.		Financial Statement Schedules

     			Schedules Applicable to Local Limited Partnerships

      		Schedule III - Real Estate and Accumulated Depreciation as of
 			     December 31, 1997	                                           26

     			Schedule IV - Mortgage Loans on Real Estate as of December 31,
			      1997		                                                       27

     			All other financial statement schedules have been omitted because
			     the required information is shown in the financial statements or
			     notes thereto or they are not applicable.

     			Individual financial statements of the Local Limited Partnerships
		     	for the years ended December 31, 1997, 1996 and 1995

     			-Ashland Commons Associates	                                 28 - 37
				    -Rockledge Apartments Associates	                            38 - 47

(a) 3.		Exhibits

      		The exhibits listed on the accompanying Index to Exhibits on page
			     48 are filed as part of this report or incorporated herein by
			     reference.

(b)		  Reports on Form 8-K

       No reports on Form 8-K were filed by the Partnership during the fiscal quarter ended December 31, 1997.

                         INDEPENDENT AUDITOR'S REPORT


To the Partners of
APT Housing Partners Limited Partnership
Woburn, Massachusetts


We have audited the accompanying balance sheets of APT Housing Partners Limited Partnership (a Massachusetts Limited Partnership) as of December
31, 1997 and 1996, and the related statements of income, partners' capital (deficiency), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Ashland Commons Associates and Rockledge Apartments Associates ("Local Limited Partnerships"), the investments in which, as discussed in Note 3 to the financial statements, are accounted for by the equity method of accounting. The Partnership's cumulative share of losses of and distributions from the Local Limited Partnerships have exceeded its investments therein. Accordingly, the Partnership has reduced the investments to zero and has suspended application of the equity method.
The financial statements of the Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of APT Housing Partners Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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


Robert Ercolini & Company LLP

Boston, Massachusetts
March 15, 1998

                  APT HOUSING PARTNERS LIMITED PARTNERSHIP

                                BALANCE SHEETS

                                     ASSETS


                                                      December 31,
                                                  1997          1996

Investment in Local Limited Partnerships          $	-           $	-
Cash and cash equivalents	 	                       108,175	 	     64,360

		  	Total assets	                                $108,175 	    $	64,360



                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
	Accrued expenses -
		Affiliate	                                      $	 8,857 	    $	 9,091
		Professional fees	                                	8,500	       	8,500
 			Total liabilities	 	                            17,357 	     	17,591

Commitments and contingencies

Partners' capital (deficiency):
	General partner 	                               ( 	37,509)   	( 	38,390)
	Limited partner, 3,700 partnership units
		authorized, issued and outstanding	 	            128,327 	     	85,159

			Total partners' capital (deficiency)	 	          90,818     	 	46,769

			Total liabilities and partners'
    capital (deficiency)	                        $	108,175	     $	64,360



                    See notes to financial statements.

                     APT HOUSING PARTNERS LIMITED PARTNERSHIP

                               STATEMENTS OF INCOME


                                        For the years ended December 31,

                                        1997          1996          1995

Interest income	                        $	2,610 	     $	1,389 	     $	1,884

Operating expenses:
 	Management fees - affiliate		          36,907 	     	37,141      		37,353
	 Administrative	 	                       9,557      	 	8,750      	 	9,595

  		Total operating expenses 	 	         46,464 	     	45,891     	 	46,948

Loss before share of losses of
	and distributions from
	Local Limited Partnerships 	         ( 	43,854)   	( 	44,502)   	( 	45,064)

Distribution from Local Limited
	Partnership		                           87,903      		87,903      		87,064

Share of losses of Local
	Limited Partnerships 	 	                   - 	 	         - 	 	         -

Net income	                            $	44,049 	    $	43,401 	    $	42,000

Limited partners' interest in
 net income                            $	43,168 	    $	42,533 	    $	41,160

Weighted average number of outstanding
	limited partnership units	 	             3,700 	 	     3,700 	 	     3,700

Net income per limited
	partnership unit                       $	11.67	     $	11.50       	$	11.12


                    See notes to financial statements

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)

               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995




                               General          Limited
                               Partner          Partners          Total

Balance, December 31, 1994	  ($	36,098)        	$	197,466        	$	161,368

Net income	 	                      840	           	41,160 	         	42,000

Distributions                	( 	4,000)       	( 	196,000)       ( 	200,000)

Balance, December 31, 1995	  ( 	39,258)         	 	42,626          	 	3,368

Net income	 	                      868 	 	         42,533	 	         43,401

Balance, December 31, 1996  	( 	38,390)         	 	85,159           	46,769

Net income	 	                      881 	          	43,168 	         	44,049

Balance, December 31, 1997  	($	37,509)        	$	128,327          $	90,818



                          See notes to financial statements

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                           For the years ended December 31,
                                           1997         1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income	                               $	44,049	    $	43,401	   $	42,000
	Adjustments to reconcile net income to
  net cash	provided by operating activities:
			Change in operating assets and liabilities:
				  Increase (decrease) in accrued
       expenses	                             ( 	234)       	 	13     	( 	194)

	Net cash provided by operating activities	 	43,815    	 	43,414     	41,806

CASH FLOWS FROM FINANCING ACTIVITIES:
	Distributions to limited partners	            	- 	          -	   ( 	196,000)
	Distributions to general partner	 	            -  	 	       -   	(   	4,000)

	Net cash used in financing activities	 	       -	 	         -  	 ( 	200,000)

Net increase (decrease) in cash and
 cash equivalents	 	                         43,815	 	    43,414 	( 	154,194)

Cash and cash equivalents, beginning
 of year	 	                                  64,360 	 	   20,946 	 	 179,140

Cash and cash equivalents, end of year	   $	108,175 	   $	64,360 	  $	20,946


                           See notes to financial statements

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

   For the years ended December 31, 1997, 1996 and 1995, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $89,247, $11,813, and $22,868, respectively. The Partnership's cumulative share of losses of the Local Limited
   Partnerships exceeded its investments by $484,824 at December 31, 1997 and $395,577 at December 31, 1996. Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

   The Partnership's tax bases of the investments in the Local Limited Partnerships aggregate and ($3,622,117) and ($3,469,767) at December 31, 1997 and 1996, respectively.

   During 1997, 1996 and 1995, the Partnership received distributions of $87,903, $87,903, and $87,064,respectively, from Ashland which were received subsequent to the reduction of the Partnership's investment balance to zero. Accordingly, these distributions have been included as income in the accompanying statements of income.

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP

3.	Investment in Local Limited Partnerships - continued:

   Summarized audited balance sheet information on a combined basis for the Local Limited Partnerships as of December 31, 1997 and 1996 was as follows:



                                                 December 31,
                                              1997             1996

Rental property                               $	7,597,934     	$	7,597,934
Accumulated depreciation                    	( 	4,039,745)   	( 	3,773,556)
Cash and cash equivalents		                       463,361        		464,868
Restricted assets and deposits		                  678,790        		601,273
Other assets 	 	                                  114,273       	 	119,041

			Total assets	 	                              4,814,613     	 	5,009,560

Mortgage loans payable		                        5,942,838      		5,991,356
Other liabilities	 	                              206,975 	       	168,384

			Total liabilities	 	                         6,149,813     	 	6,159,740

Partners' capital (deficiency)              	($	1,335,200)   	($	1,150,180)

Composition of partners' capital (deficiency):
		General partners	                            ($	104,890)      	($	97,262)
		Limited Partners                         	(  	1,230,310)  	(  	1,052,918)

			Partners' capital (deficiency)	           ($	1,335,200)   	($	1,150,180)


Summarized audited income statement information on a combined basis for the Local Limited Partnerships for the years ended December 31, 1997, 1996 and 1995 was as follows:

                              For the years ended December 31,
                              1997           1996          1995

Revenues	                     $	1,661,392  	 $	1,662,166  	$	1,655,345

Net income (loss)	              ($	92,975) 	   ($	12,079)    ($	19,241)


4.	Cash and cash equivalents:

The Partnership maintains cash and cash equivalent balances in a financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 1997, the Partnership's uninsured cash and cash equivalent balances totaled $10,612. At December 31, 1996, the Partnership's cash and cash equivalent balances were fully insured.

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP

5.	Transactions with related parties:

Commencing in January, 1997, American Securities Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. In 1996 and 1995, this fee was paid to American
Investment Team, Inc., also an affiliate of the General Partner of the Partnership. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for the years ended December 31, 1997, 1996 and 1995 amounted to $36,907, $37,141, and $37,353, respectively. Of these amounts, $8,857 and $9,091 remained unpaid at December 31, 1997 and 1996, respectively.

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

The carrying amounts of cash and cash equivalents and accrued expenses at December 31, 1997 and 1996 approximate their fair values because of the short-term maturity of these instruments.

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                             SCHEDULE III
      REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS
                     Property Pledged as Collateral
                          DECEMBER 31, 1997

                                                                         Life
                                                                         on
                                                                         which
                                                                         Depre
                             Cost                                        ciati-
              Intial Cost    Capita-                                     on in
              to Partnership lized                            Year       Latest
              ______________ Subseq- Gross Amount at          of         Income
                     Build-  uent to which Carried At         Con-       Stat
                     ings    Acqui   Close of Period   Accum  struc      ement
                     and     sition: ________________  ulated tion/ Date is
Descr- Encum-       Impro-   Impro-       Improv-      Deprec Renov Acqu Compu
iption brances Land vements  vements Land ments  Total iation ation ired ted
_____  ______  ____ ______   _______ ____ _____  _____ ______ _____ ____ _____

Apart-
ment
Comp-
lexes

Rock-
ledge
Apart-
ments
Assoc-
iates
Wake-
field,
MA    (a)$90,000 $1,426,190 $462,170	$90,000	$1,888,360 $1,978,360 $1,142,946
                                                       1973 June,1984 25 years

Ashl-
and
Commons
Assoc-
iates
Ashl-
and,
MA   (a)215,210	5,560,343(155,979)	(b)215,210 5,404,364	5,619,574 2,896,799
                                                     1982 March, 1984 25 years

	     $305,210 $6,986,533 $306,191 $305,210 $7,292,724 $7,597,934	$4,039,745

(a)	Properties are subject to mortgage notes as shown in Schedule IV.
(b)	Net of retirements
(c)	The aggregate cost for Federal income tax purposes at December 31 ,1997
   	is as follows:
  		Rockledge Apartments
		  Associates - 	$	1,978,360
  		Ashland Commons
		  Associates - 	 	4,970,347
		    Total      	$	6,948,707


              Cost of Property and Equipment       Accumulated Depreciation
                                Year Ended December 31,

             1997        1996       1995       1997       1996       1995

Balance at
beginning of
period     	 $7,597,934	$7,597,934 $7,597,934 $3,773,556	$3,507,367	$3,241,178

Additions
during
period
Improvements
Depreciation
expense                                         	266,189 		 266,189 		266,189

Reductions
during period:
	Dispositions

Balance at
end of
period	     $7,597,934	$7,597,934	$7,597,934 	$4,039,745	$3,773,556	$3,507,367

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                                SCHEDULE IV
          MORTGAGE LOANS ON REAL ESTATE OF LOCAL LIMITED PARTNERSHIPS
                              DECEMBER 31, 1997

                                                                 Principal
                                                                 Amount
                                                                 of Loans
                                                                 Subject to
                  Final    Periodic      Face       Carrying     Delinquent
Mortgage Interest Maturity Payment Prior Amount of  Amount of    Principal
Loan     rate(s)  Date     Terms   Leins Mortgages  Mortgages(a) or Interest
_______  _______  ________ ______  _____ __________ ___________  ___________
Rockledge
Apartments
Associates 7.5485% 7/1/19  monthly None	$	1,477,000 	$	1,228,943 None

Ashland
Commons
Associates 11.728% 5/1/24  monthly None  	5,108,100 	 	4,713,895 None

	                                       $	6,585,100 	$	5,942,838

(a)	The aggregate carrying amounts for Federal income tax purposes at
    December 31, 1997 are the same as those amounts listed above.


                                    Carrying Amount of Mortgages
                                       Year Ended December 31,
                                   1997           1996         1995
Balance at beginning of period    	$	5,991,356   	$	6,035,522  $	6,075,751
Additions during period:
	New mortgage loans
 Other (describe)
Deductions during period:
	Payments of principal	              ( 	48,518)    	( 	44,166)	  ( 	40,229)
	Other (describe)

Balance at end of period          	$	5,942,838    $	5,991,356 	$	6,035,522

                          	ASHLAND COMMONS ASSOCIATES
	                           (a limited partnership)
	                            PROJECT NO: 023-35279


                        	REPORT ON FINANCIAL STATEMENTS


                 	YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                      CONTENTS

                                                                   		Page
Auditors' Report	                                                    3

Financial Statements:
  	Balance Sheet	                                                    4
	  Statement of Profit and Loss	                                     5
	  Statement of Partners' Deficit	                                   6
	  Statement of Cash Flows	                                          7
	  Summary of Accounting Policies                                    8
	  Notes to Financial Statements	                                    9

                       	INDEPENDENT AUDITORS' REPORT


                                                          February 3, 1998

To the Partners of
Ashland Commons Associates
Woburn, Massachusetts


We have audited the accompanying balance sheet of Ashland Commons Associates, HUD Project No. 023-35279, (a limited partnership) as of December 31, 1997, 1996, and 1995 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashland Commons Associates as of December 31, 1997, 1996, and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                          	ASHLAND COMMONS ASSOCIATES
	                            (a limited partnership)
	                            PROJECT NO:  023-35279

                                 BALANCE SHEET

                                    	ASSETS

                                               DECEMBER 31,
                                     1997          1996          1995

Property and Equipment
  (Mortgaged) - Note 2
   Land                              $	215,210    $	215,210    $	215,210
   Building	                         5,030,902	   5,030,902	   5,030,902
   Equipment and Furnishings     	     373,462     	373,462     	373,462
	                                    5,619,574	   5,619,574	   5,619,574
   Less:
    Accumulated Depreciation        	2,896,799   	2,695,603   	2,494,407

   Net Property and Equipment	       2,722,775	   2,923,971	   3,125,167

Cash and Cash Equivalents	             219,932	     300,024	     320,686
Rents and Other Receivables	             5,252	       3,059	       3,452
Prepaid Expenses	                       10,322	      10,445	      10,454
Escrow Deposits	                        75,536	      61,340	      68,513
Restricted Cash -
   Tenants' Security Deposits	          14,612	      14,503	      12,643
Reserve for Replacements	              266,538	     225,309	     185,439
Residual Receipts Reserve	             165,700	      85,458	      61,366
Deferred Charges                  	     93,433      	98,341     	103,249
                                   $	3,574,100  $	3,722,450  $	3,890,969

                      	LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES:
   Mortgage Loan Payable -
     Note 2                        $	4,713,895  $	4,738,829  $	4,761,016
   Accrued Interest Payable	            46,071	      46,314	      46,531
   Accounts Payable and Accrued
     Expenses	                          58,650	      28,096	      89,787
   Tenants' Security Deposits
     Payable	                           14,612	      13,912	      12,643
   Prepaid Rents                  	        167    	       1          	87

       TOTAL LIABILITIES            	4,833,395   	4,827,152   	4,910,064

COMMITMENTS AND CONTINGENCIES
   Notes 2,3 and 4

PARTNERS' DEFICIT - Note 4
   General Partners                  	(107,636)   	(100,679)    	(96,827)
   Limited Partners                	(1,151,659) 	(1,004,023)   	(922,268)

       TOTAL PARTNERS' DEFICIT     	(1,259,295) 	(1,104,702) 	(1,019,095)

                                   $	3,574,100  $	3,722,450  $	3,890,969


                 See accompanying summary of accounting policies and notes to financial statements.

                        	 ASHLAND COMMONS ASSOCIATES
	                          (a limited partnership)
	                          PROJECT NO:  023-35279

                          	STATEMENT OF OPERATIONS


                                          YEAR ENDED DECEMBER 31,
                                     1997          1996          1995



RENT AND RELATED INCOME           $	1,222,987    $	1,232,925    $	1,221,215

OPERATING EXPENSES:
   Administrative and Marketing	      155,371	       162,765	       155,877
   Utilities	                          57,270	        33,938	        42,785
   Maintenance and Repair	            224,503	       169,617	       191,553
   Real Estate Tax	                    66,827	        72,905	        75,666
   Interest	                          577,914	       580,735	       583,309
   Insurance	                          34,885	        35,575	        35,487
   Depreciation and Amortization     	206,104    	   206,104    	   206,104

   Total Operating Expenses       	 1,322,874    	 1,261,639    	 1,290,781

OPERATING LOSS                       	(99,887)      	(28,714)	      (69,566)

OTHER INCOME - Interest               	37,339        	35,152        	32,704

NET INCOME (LOSS)                   $	(62,548)       $	6,438      $	(36,862)

NET INCOME (LOSS) TO GENERAL
   PARTNERS                         $ 	(2,815)       $  	290      $ 	(1,659)

NET INCOME (LOSS) TO LIMITED
   PARTNERS                         $	(59,733)       $	6,148      $	(35,203)




See accompanying summary of accounting policies and notes to financial statements.

                         	ASHLAND COMMONS ASSOCIATES
	                           (a limited partnership)
	                           PROJECT NO:  023-35279

                       	STATEMENT OF PARTNERS' DEFICIT

             	FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                  General      Limited
                                    Total         Partner      Partners

BALANCE, at December 31, 1994    $	(891,066)   $	(91,066)   $	(800,000)

Net loss	                           (36,862)	     (1,659)	     (35,203)

Distributions                    	  (91,167)   	  (4,102)  	   (87,065)

BALANCE, at December 31, 1995   	(1,019,095)    	(96,827)    	(922,268)

Net income	                           6,438	         290	        6,148

Distributions                    	  (92,045)     	(4,142)  	   (87,903)

BALANCE, at December 31, 1996   	(1,104,702)   	(100,679)  	(1,004,023)

Net loss	                           (62,548)     	(2,815)     	(59,733)

Distributions                      	(92,045)     	(4,142)     	(87,903)

BALANCE, at December 31, 1997  $	(1,259,295)  $	(107,636) $	(1,151,659)

Percent of interest in profit
   and losses                         100%          4.5%         95.5%






See accompanying summary of accounting policies and notes to financial statements.

                           	ASHLAND COMMONS ASSOCIATES
	                             (a limited partnership)
	                             PROJECT NO:  023-35279

                           	  STATEMENT OF CASH FLOWS

                                            YEARS ENDED DECEMBER 31,

                                              1997       1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                        $	(62,548)   $	6,438  $	(36,862)

Adjustments to reconcile Net Income (Loss)
	to Net Cash (Used) by Operating Activities:
		Depreciation and Amortization	           206,104	   206,104	   206,104
		(Increase) Decrease in Receivables	       (2,193)	      393	    14,289
		(Increase) Decrease in Prepaid Expenses	     123	         9	    25,100
		(Increase) Decrease in Escrow Deposits	  (14,196)	    7,173	   (29,564)
		(Increase) Decrease in Restricted Cash	     (109)	   (1,860)	    1,155
		Increase (Decrease) in Accounts Payable
		  and Accrued Expenses	                   30,311	   (61,908)	  (29,673)
		Increase (Decrease) in Tenants Security
		  Deposits	                                  700	     1,269	      (814)
		Increase (Decrease) in Prepaid Rents    	    166  	     (86) 	      55

Net Cash Provided (Used) by Operating
		Activities                              	158,358   	157,532  	 149,790

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) Decrease in Reserve for
		Replacements                            	(41,229)  	(39,870)  	(22,245)
 (Increase) Decrease in Residual Receipts
		Reserve                                 	(80,242)  	(24,092)  	(11,965)

Net Cash Provided (Used) by Investing
	Activities                              	(121,471)  	(63,962)  	(34,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
	Decrease in Mortgage Loan Payable	        (24,934)	  (22,187)  	(19,743)
	Distributions to Partners                	(92,045)  	(92,045)  	(91,167)

Net Cash Used by Financing Activities    	(116,979) 	(114,232) 	(110,910)

Net Increase (Decrease) in Cash and
	Cash Equivalents	                         (80,092)	  (20,662)	    4,670

Cash and Cash Equivalents,
	Beginning of Year                        	300,024   	320,686   	316,016

Cash and Cash Equivalents,
	End of Year                             $	219,932  	$300,024  	$320,686

Supplemental Disclosure:
	Cash Paid During Year For Interest      $	576,623  $	587,042  $	583,419

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

                         	ASHLAND COMMONS ASSOCIATES
	                          (a limited partnership)

                           	PROJECT NO: 023-35279

                       	NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Ashland Commons Associates is a Massachusetts limited partnership which was formed on September 29, 1982 for the purpose of owning, rehabilitating and operating a multi-unit apartment complex containing 96 residential units under the provisions of Section 221 (d)(4) of the National Housing Act. The partnership has a Section 8 contract with HUD to receive rent subsidy equal to approximately 83% of the total rental income. This contract expires September, 2002.

NOTE 2 - MORTGAGE LOAN PAYABLE

The mortgage note is insured by the Federal Housing Administration (FHA) and is payable in monthly installments of approximately $48,283, including interest at 11.728% per annum, through 2024. Annual principal payments will average approximately $35,868 each year for the next five years.

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

                          	ASHLAND COMMONS ASSOCIATES
	                           (a limited partnership)

	                             PROJECT NO: 023-35279

                         	NOTES TO FINANCIAL STATEMENTS
                                     Continued


NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Partnership's financial instruments have been determined at a specific point in time, based on relevant market information and information about the financial instrument. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision.
Changes in assumptions could affect the estimates.

The carrying amounts of cash and cash equivalents, tenants' security deposits cash, tenant's accounts receivable, restricted deposits and funded reserves, and accounts payable and other liabilities approximate their fair market values because of the short-term maturity of these instruments.

The Partnership obtained its mortgage financing under Section 221(d)(4) of the National Housing Act, as amended, and is supported by a Section 8 rent subsidy contract. Currently, no new mortgages are being insured and supported under these combined programs. Accordingly, management does not believe that it is practicable to estimate the fair value of its mortgage loan. Additional information pertinent to the value of this loan is provided in Note 2.

                       	ROCKLEDGE APARTMENTS ASSOCIATES
	                          (a limited partnership)
	                           PROJECT NO: 71-187-N


                       	REPORT ON FINANCIAL STATEMENTS


               	YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                   CONTENTS

                                                                     		Page

Auditors' Report	                                                      3

Financial Statements:
	Balance Sheet	                                                        4
	Statement of Profit and Loss	                                         5
	Statement of Partners' Deficit	                                       6
	Statement of Cash Flows	                                              7
	Summary of Accounting Policies	                                       8
	Notes to Financial Statements	                                        9

                      	INDEPENDENT AUDITORS' REPORT


                                                         February 4, 1998

To the Partners of
Rockledge Apartments Associates
Woburn, Massachusetts


We have audited the accompanying balance sheet of Rockledge Apartments Associates, Project No. 71-187-N, (a limited partnership) as of December
31, 1997, 1996, and 1995 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockledge Apartments Associates as of December 31, 1997, 1996, and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                        	ROCKLEDGE APARTMENTS ASSOCIATES
	                            (a limited partnership)
	                             PROJECT NO:  71-187-N

                                 	BALANCE SHEET


                                     	ASSETS

                                               DECEMBER 31,
                                     1997          1996          1995

Property and Equipment
  (Mortgaged) - Note 2
   Land                              $	90,000    $	90,000        $	90,000
   Building	                        1,624,825	  1,624,825	      1,624,825
   Equipment and Furnishings     	    263,535    	263,535    	    263,535
	                                   1,978,360	  1,978,360	      1,978,360
   Less:
    Accumulated Depreciation     	  1,142,946  	1,077,953      	1,012,960

   Net Property and Equipment	        835,414	    900,407	        965,400

Cash and Cash Equivalents	            243,429	    164,844	        204,669
Rents and Other Receivables	            5,266	      7,196	         14,340
Escrow Deposits	                       26,604	     16,219	         17,420
Restricted Cash -
  Tenants' Security Deposits	          25,287	     25,103	         24,086
Reserve for Replacements	             104,513	    173,341	        118,074
Deferred Charges                       	--          	--               	55
                                  $	1,240,513 $	1,287,110     $	1,344,044

                      	LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
   Mortgage Loan Payable -
     Note 2                       $	1,228,943 $	1,252,527    $	1,274,506
   Note payable -
     Affiliate (Note 3)	               28,052	     35,922	        43,665
   Accrued Interest Payable	            1,841	      1,977	         2,104
   Accounts Payable and Accrued
     Expenses	                         28,731	     18,802	        26,862
   Tenants' Security Deposits
     Payable	                          25,287	     23,358	        23,868
   Prepaid Rents                  	     3,564    	      2           	--

       TOTAL LIABILITIES           	1,316,418   1,332,588     	1,371,005

COMMITMENTS AND CONTINGENCIES
   Notes 2,3 and 4

PARTNERS' DEFICIT - Note 4

   General Partner	                     2,746	      3,659	         4,215
   Limited Partner                   	(78,651)   	(49,137)      	(31,176)

       TOTAL PARTNERS' DEFICIT       	(75,905)   	(45,478)      	(26,961)

                                  $	1,240,513 $	1,287,110    $	1,344,044

              See accompanying summary of accounting policies and notes to financial statements.

                         	ROCKLEDGE APARTMENTS ASSOCIATES
	                             (a limited partnership)
	                              PROJECT NO:  71-187-N

                             	STATEMENT OF OPERATIONS



                                          YEAR ENDED DECEMBER 31,
                                     1997          1996          1995



RENT AND RELATED INCOME         $	383,550      $	375,241     $	386,168

OPERATING EXPENSES:
   Administrative and Marketing	   85,095	        85,653	       69,742
   Utilities	                      47,791	        46,256	       44,090
   Maintenance and Repair	        167,323	       157,368	      125,273
   Real Estate Tax	                34,785	        24,035	       43,163
   Interest	                       25,976	        28,648	       30,822
   Insurance	                       5,530	         5,598	        5,578
   Depreciation and Amortization  	64,993    	    65,048       	65,137

   Total Operating Expenses      	431,493       	412,606      	383,805

OPERATING INCOME (LOSS)          	(47,943)      	(37,365)       	2,363

OTHER INCOME - Interest           	17,516    	    18,848       	15,258

NET INCOME (LOSS)               $	(30,427)     $	(18,517)     $	17,621

NET INCOME (LOSS) TO GENERAL
   PARTNERS                        $	(913)        $	(556)        $	529

NET INCOME (LOSS) TO LIMITED
   PARTNERS                     $	(29,514)     $	(17,961)     $	17,092




See accompanying summary of accounting policies and notes to financial statements.

                      	ROCKLEDGE APARTMENTS ASSOCIATES
	                          (a limited partnership)
	                           PROJECT NO:  71-187-N

                       	STATEMENT OF PARTNERS' DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                  General      Limited
                                    Total         Partner      Partners

BALANCE, at December 31, 1994   $	(44,582)        $	3,686     $	(48,268)

Net income                    	    17,621            	529       	17,092

BALANCE, at December 31, 1995    	(26,961)    	     4,215  	    (31,176)

Net loss                      	   (18,517)          	(556)     	(17,961)

BALANCE, at December 31, 1997    	(45,478)    	     3,659      	(49,137)

Net loss                      	   (30,427)          	(913)     	(29,514)

BALANCE, at December 31, 1997   $	(75,905)        $	2,746     $	(78,651)

Percent of interest in profit
   and losses                        100%            3%           97%








See accompanying summary of accounting policies and notes to financial statements.

                         ROCKLEDGE APARTMENTS ASSOCIATES
	                           (a limited partnership)
	                            PROJECT NO:  71-187-N

                         	  STATEMENT OF CASH FLOWS

                                                 YEAR ENDED DECEMBER 31,

                                                 1997       1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                           $	(30,427) $	(18,517) $	17,621

Adjustments to reconcile Net Income (Loss)
	to Net Cash (Used) by Operating Activities:
		Depreciation and Amortization	               64,993	     65,048	  65,137
		(Increase) Decrease in Receivables	           1,930	      7,144	  (3,540)
		(Increase) Decrease in Prepaid Expenses	        --	         --	    5,745
		(Increase) Decrease in Escrow Deposits	     (10,385)	     1,201	  (3,394)
		(Increase) Decrease in Restricted Cash	        (184)	    (1,017)	 (3,256)
		Increase (Decrease) in Accounts Payable
		  and Accrued Expenses	                       9,793	     (8,187)	  5,757
		Increase (Decrease) in Tenants Security
		  Deposits	                                   1,929	       (510)	  3,619
		Increase (Decrease) in Prepaid Rents    	     3,562  	        2 	    (90)

Net Cash Provided (Used) by Operating
		Activities                              	    41,211  	   45,164  	87,599

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) Decrease in Reserve for
		Replacements                            	    68,828  	  (55,267) 	 4,628

Net Cash Provided (Used) by Investing
	Activities                                	   68,828 	   (55,267) 	 4,628

CASH FLOWS FROM FINANCING ACTIVITIES:
	Decrease in Mortgage Loan Payable	           (23,584)	   (21,979)	(20,486)
	Note payable - affiliate                     	(7,870)    	(7,743) 	(1,812)

Net Cash Used by Financing Activities        	(31,454)   	(29,722)	(22,298)

Net Increase (Decrease) in Cash and
	Cash Equivalents	                             78,585	    (39,825)	 69,929

Cash and Cash Equivalents,
	Beginning of Year                         	  164,844  	  204,669  134,740

Cash and Cash Equivalents,
	End of Year                                $	243,429  	 $164,844 $204,669

Supplemental Disclosure:
	Cash Paid During Year For Interest          $	24,488    $	26,220 $	33,645



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


CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the partnership considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

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

			     1998        $ 25,310
			     1999          27,116
			     2000          29,163
			     2001          31,311
			     2002          33,623

The partnership is required to make monthly payments of $7,418 to MHFA for real estate taxes, insurance, and a reserve for replacements. Withdrawals must have the approval of MHFA.

The partnership and its partners have no personal liability on the mortgage loan; the mortgaged property is the only collateral for the loan.

NOTE 3 - NOTE PAYABLE

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

                       ROCKLEDGE APARTMENTS ASSOCIATES
	                         (a limited partnership)
	                          PROJECT NO: 71-187-N

                     	NOTES TO FINANCIAL STATEMENTS
	                             (Continued)



NOTE 4 - RELATED PARTY TRANSACTIONS

The partnership pays to an affiliate of a general partner a monthly management fee of 6% of rents collected and a monthly bookkeeping fee of $385, and an annual fee of $1,862 to another affiliate of a general partner.


NOTE 5 - CAPITAL DISTRIBUTION RESTRICTION

No distribution of assets may be made except from "surplus cash" as defined in the regulatory agreement with the MHFA. Annual distributions are limited to $9,847, as allowed by MHFA.


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Partnership's financial instruments have been determined at a specific point in time, based on relevant market information and information about the financial instrument. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could affect the estimates.

The carrying amounts of cash and cash equivalents, tenants' security deposits cash, tenant's accounts receivable, restricted deposits and funded reserves, and accounts payable and other liabilities approximate their fair market values because of the short-term maturity of these instruments.

The Partnership obtained its mortgage financing under Section 236 of the National Housing Act, as amended, and is supported by a Section 8 rent subsidy contract. Currently, no new mortgages are being insured under these combined programs. Accordingly, management does not believe that it is practicable to estimate the fair value of its mortgage loan. Additional information pertinent to the value of this loan is provided in Note 2.

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

(10.2) Purchase and Sale Agreement, dated as of April 30, 1984, relating to Historic Cohoes, II (filed with
                Registrant's Form 8-K dated April 30,1984 and incorporated herein by reference).

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

(27)            Financial data schedule.                                  49

                 APT HOUSING PARTNERS LIMITED PARTNERSHIP

                        FINANCIAL DATA SCHEDULE


This schedule contains summary financial information extracted from the balance sheet and statement of income on pages 18 through 19 of the Partnership's 1997 Annual Report on Form 10-K and is qualified in its entirety by reference to such financial statements.


Item Number  Item Description                                    Year End
                                                                 1997
5-02(1)      Cash and cash items                                	$	108,175
5-02(2)      Marketable securities                                 		-0-
5-02(3)(a)(1)Notes and accounts receivable-trade                   		-0-
5-02(4)      Allowance for doubtful accounts                       		-0-
5-02(6)      Inventory                                              	-0-
5-02(9)      Total current assets                                		108,175
5-02(13)     Property, plant and equipment                         		-0-
5-02(14)     Accumulated depreciation                              		-0-
5-02(18)     Total assets                                        		108,175
5-02(21)     Total current liabilities                             	17,357
5-02(22)     Bonds, mortgages and similar debt                     		-0-
5-02(28)     Preferred stock-mandatory redemption                  		-0-
5-02(29)     Preferred stock-no mandatory redemption               		-0-
5-02(30)     Common stock                                          		-0-
5-02(31)     Other stockholders' equity                            	90,818
5-02(32)     Total liabilities and stockholders' equity          		108,175


Item Number  Item Description                                    Year Ended
                                                                 1997

5-03(b)1(a)  Net sales of tangible products                      $	  -0-
5-03(b)1     Total revenues                                      		90,513
5-03(b)2(a)  Cost of tangible goods sold                           		-0-
5-03(b)2     Total costs and expenses applicable to sales and
              revenues                                             		-0-
5-03(b)3     Other costs and expenses                            		46,464
5-03(b)5     Provision for doubtful accounts and notes             		-0-
5-03(b)(8)   Interest and amortization of debt discount            		-0-
5-03(b)(10)  Income before taxes and other items                 		44,049
5-03(b)(11)  Income tax expense                                    		-0-
5-03(b)(14)  Income/loss continuing operations                   		44,049
5-03(b)(15)  Discontinued operations                               		-0-
5-03(b)(17)  Extraordinary items                                   		-0-
5-03(b)(18)  Cumulative effect- changes in accounting principles   		-0-
5-03(b)(19)  Net income or loss                                  		44,049
5-03(b)(20)  Earnings per share-primary                           		11.67
5-03(b)(20)  Earnings per share-fully diluted                     		11.67

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                				APT HOUSING PARTNERS LIMITED PARTNERSHIP




                               					By:  APT Asset Management, Inc.
					                                    General Partner


                                        	By:[SIGNATURE]
 	Date		                                    Jeff E. Ewing - President
					                                       APT ASSET MANAGEMENT, INC.


























WP7/APT/APTH97S.10K




See notes to financial statements.