Form 10-Q
period 1998-03-31
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1998-05-15
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                  _______________________________________________

                                     Form 10-Q

                    Quarterly Report Under Section 13 or 15 (d)
                      of the Securities Exchange Act of 1934.

                  _______________________________________________


   For the Three Months Ended March 31, 1998 commission file number 2-84474

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
                                   BALANCE SHEET
                                    (Unaudited)


                                       ASSETS

                                            										March 31,	December 31,
                                           											1998     	1997

Investment in Local Limited Partnership					          $ -0-    	$ -0-
Cash and Cash Equivalents						           	            100,004 	 108,175
		Total Assets						           	                      $100,004	 $108,175


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  	Accrued Expenses -
     	     Affiliate                          								$  9,350	 $ 8,857
     	     Professional Fees							                      8,500	   8,500

            		Total Liabilities                 						  17,850   17,357

Commitments and Contingencies

Partner's Capital (Deficit):
  	General Partners                            							 (37,682)	(37,509)
	  Limited partners, 3,700 partnership units
     authorized, issued and outstanding	           			 119,836	 128,327

            		Total Partners' Capital (Deficit)		   		  82,154 	 90,818

		            Total Liabilities and
              Partners' Capital Deficiency	           $100,004 $108,175


                 See  accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                            STATEMENT OF INCOME
                                (Unaudited)


                                            		Three Months 		 Three Months
							                                       Ended	       		 Ended
							                                       March 31, 1998 	March 31, 1997

Interest Income					                          $    686			     $    449

Operating Expenses:
	 Management fees - affiliate			              $  9,350				    $  9,350
	 Administrative 	                          			   -0-			   	       250

  	 	Total Operating Expenses                	$  9,350		 		   $  9,600

Loss Before Share of Losses of
	and Distributions from Local
	Limited Partnerships				                    ($ 8,664)		     ($ 9,151)

Distribution from Local Limited Partnership	  	   -			    	       -

Share of Losses of Local Limited Partnerships 	   -	    			       -

Net Income (Loss)				   	                    ($ 8,664)	     	($ 9,151)

Limited Partners' Interest in
	Net Income (Loss)			   	                    ($ 8,491)		    	($8,968)

Weighted Average Number of Outstanding
   	Limited Partnership Units		   	             3,700 			      3,700

Net Income (Loss) Per
	Limited Partnership Unit	     		           ($   2.29)	  		($   2.42)


See accompanying notes to financial statements

                                    PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)



                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                 STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)


                                    							General 	 Limited
					                                      Partner 	 Partner   	Total

Balance, January 1, 1998				              ($ 37,509)	$ 128,327	 $  90,818

Net Loss: 1/1/98- 3/31/98	           		  	($    173)($  8,491)	($   8,664)

Balance, March 31, 1998				               ($ 37,682) $119,836	  $  82,154





See accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)



                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                 									Three Months Ended
											                                               March 31,
										                                                1998		      1997
Cash Flows From Operating Activities:
	   Net Income (Loss)						                             	($  8,664)	($  9,151)
	   Adjustments to reconcile net income
     to net cash provided by operating activities:
		       Change in operating assets and liabilities:
         			Increase (decrease) in accrued expenses	  	        493	       259

    Net Cash provided by (used by)
     operating activities:	                            		(   8,171)	(   8,892)

Cash Flows From Financing Activities:
   	Distributions to limited partners					                      -		       -
	   Distributions to general partner					                       -         -

   	Net cash used in financing activities	             		       -         -

Net Increase (Decrease) in cash and cash equivalents				(   8,171)	 (   8,892)

Cash and Cash Equivalents, Beginning of Period				        108,175	     64,360

Cash and Cash Equivalents, End of Period					            $100,004	   $ 55,468



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

                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
        FOR THE QUARTER ENDING MARCH 31, 1998 AND COMPARABLE PERIODS

Income taxes:

Federal and state income taxes are not included in the accompanying financial statements because these taxes, if any, are the responsibility of the individual Partners.

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or
less to be cash equivalents. 	Cash equivalents consist of money market funds
at March 31, 1998 and March 31, 1997.

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
$87,903 and $9,552, respectively.

                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
         FOR THE QUARTER ENDING MARCH 31, 1998 AND COMPARABLE PERIODS

For the quarter ended March 31, 1998, the aggregate share of losses of the
Local Limited Partnerships attributable to the Partnership amounted to
$5,254.  The Partnership's cumulative 		share of losses of the Local Limited
Partnerships exceeded its investments by $490,078 at March 31, 1998.
Accordingly, the investments have been reduced to zero and have not	been
reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method.  The Partnership will
resume applying	the equity method only after its allocable share of the net
income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

Summarized unaudited balance sheet information on a combined basis for the Local Limited Partnerships as of March 31, 1998 and December 31, 1997 as follows:

           																				Unaudited March 31, 1998    	December 31, 1997

	Rental property			           	$7,597,934			                $7,597,934
	Accumulated depreciation		   ( 4,099,799)	              		( 4,039,745)
	Cash and cash equivalents				    492,134			                   463,361
	Restricted assets and deposits		 633,761			                   678,790
	Other assets					 	              131,502		                    114,273

		 Total assets			          		  4,755,532               			  4,814,613

	Mortgage loans payable				     5,930,136		               	  5,942,838
	Other liabilities					           166,089			                   206,975

		 Total liabilities	      				 6,096,225	               		  6,149,813

	Partners' capital(deficiency)($1,340,693)		               ($1,335,200)

Composition of partners' capital (deficiency)
	    General partners	      ($    105,128)		              ($   104,890)
	    Limited partners			    (   1,235,565)		              (  1,230,310)

Partners' capital(deficiency)$  1,340,693)	                ($1,335,200)

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
         FOR THE QUARTER ENDING MARCH 31, 1998 AND COMPARABLE PERIODS

Summarized unaudited income statement information on a combined basis for the Local Limited Partnerships for the quarter ended March 31, 1998 and comparable periods was as follows:

					                                       		March 31, 1998 		March 31,1997
		Revenues					                               $  420,876			    $ 420,063
		Net income (loss)				                      ($    5,493)  			($  28,164)

4.	CASH AND CASH EQUIVALENTS

The partnership maintains cash and cash equivalent balances in an financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 1998, and December 31, 1997 the Partnership's
uninsured cash and cash equivalent balances totaled $2,473 and 	$10,612,
respectively.

5.	TRANSACTIONS WITH RELATED PARTIES

American Securities Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services
to the Limited Partners.  The fee is equal to	.5% of invested assets plus
the Local Limited Partnerships' annualized outstanding nonrecourse mortgage
debt.  Program management fees charged to operations for the	quarters ending
March 31, 1998 and 1997 amounted to $9,350 and $9,350, respectively. Of this amount $9,350 and $8,857 remained unpaid at March 31, 1998 and December 31, 1997 respectively.

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

The carrying amounts of cash and cash equivalents and accrued expenses at March 31, 1998 approximate their fair values because of the short-term maturity of these instruments.

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

As of March 31, 1998 the Partnership has invested all of the net proceeds available for investment.

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

Cash distributions received from a Local Limited Partnership amounted to 0, $87,903 and $87,903 during quarter ended March 31, 1998 and the years ended December 31, 1997 and 1996, respectively. These distributions were used to meet the Partnership's obligations. The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

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

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interest in Local Limited Partenrships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the quarter ended March 31, 1998, the aggregaare share of losses of the lOcal Limited partnerships attributable to the Partnership and not included in the statements of income amounted to $5,254. At March 31, 1998, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $490,078, and, accordingly, have not been relected in the Partnership's financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The partnership's net loss for the period January 1, 1998 - March 31, 1998 was due primarily to the accrual for the first quarter 1998 program management fee. The Massachusetts Housing Finance Agency has not approved the 1997 distribution and accordingly income has not been recognized for the period January 1, 1998 through March 31, 1998. Management is confident that the distribution will be approved.

                                  PART II

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued):

The Partnership incurs an annual program management fee payable to American Securities Team, Inc. ("AST"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor service to the limited partners. The fee to AST is equal to .5% of invested asset plus the Locall Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 for the quarter ended March 31, 1998.

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

There are also substantial risks associated with the operations of Apartment Complexes receiving governmental assistance. These include: governmental regulations concerning tenant eligibility which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Development to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Limited Partnership's Apartment Complex.

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

  	Change in registrant's certifying accountants under Item 4 to Registrant's Form 8-K dated December 1, 1995

b.	No reports on Form 8-K have been filed for the quarter ended March 31, 1998.

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