Form 10-Q
period 1998-06-30
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1998-08-07
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                _______________________________________________

                                   Form 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934.

                _______________________________________________


   For the Six Months Ended June 30, 1998 commission file number 2-84474

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
                                  BALANCE SHEET
                                   (Unaudited)



                                     ASSETS

                                                   June 30,	    December 31,
	                                                  1998        	1997

Investment in Local Limited Partnership					       $  -0-      	$   -0-
Cash and Cash Equivalents						           	         170,287 	    108,175

              Total Assets	           	           	$170,287	    $108,175


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  	Accrued Expenses -
  	   Affiliate 	     							                      $  9,350	    $  8,857
 	    Professional Fees	                   				  	      0  	  	    8,500

           		 Total Liabilities	             					    9,350    	  17,357

Commitments and Contingencies

Partner's Capital (Deficit):
   General Partners		                        				 	 (35,556)   	(37,509)
	  Limited partners, 3,700 partnership units
    authorized, issued and outstanding		        			 196,493    	128,327

		            Total Partners' Capital (Deficit)				 160,937	     90,818


		            Total Liabilities and
                Partners' Capital Deficiency	      $170,287    $108,175


                 See accompanying notes to financial statements

                                   PART I

ITEM 1	   FINANCIAL STATEMENTS (Continued)


                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                              STATEMENT OF INCOME
                                  (Unaudited)


                             							Six Months Ended 		   Three Months Ended
							                                 June 30, 		           June 30,
                   			          				1998        1997  	   1998       1997

Interest Income					                $  1,479  $    911   	$    793   $   462

Operating Expenses:
	Management fees - affiliate			     $ 18,700	 $ 18,700	   $  9,350   $ 9,350
	Administrative 	               			      563	      557	        563       307


	    	Total Operating Expenses     	$ 19,263	 $ 19,257	   $  9,913   $ 9,657


Loss Before Share of Losses of
	and Distributions from Local
	Limited Partnerships			            ($17,784) ($18,346)  ($ 9,120)  ($ 9,195)


Distribution from Local
 Limited Partnership            	  	  87,903	   87,903  	  87,903     87,903

Share of Losses of Local
 Limited Partnerships              	     -	        -          -          -

Net Income (Loss)           				   	 $70,119	  $69,557	   $78,783    $78,708

Limited Partners' Interest in
	Net Income (Loss)		           	   	 $68,717	  $68,166   	$77,207    $77,134

Weighted Average Number of Outstanding
	Limited Partnership Units	  	   	     3,700 	   3,700	     3,700      3,700

Net Income (Loss) Per
	Limited Partnership Unit	     		  $  18.57	  $  18.42	  $  20.87    $  20.85


                 See accompanying notes to financial statements

                                     PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)



                  APT HOUSING PARTNERS LIMITED PARTNERSHIP
                STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)


                                   							General   	 Limited
							                                   Partner   	 Partner   	Total

Balance, January 1, 1998				              ($ 37,509)	 $128,327	  $  90,818

Net Income: 1/1/98- 6/30/98				            $  1,953	  $ 68,166 	 $ 70,119

Balance, June 30, 1998			                	($ 35,556)	 $196,493	  $160,937




















See accompanying notes to financial statements

                                   PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)



                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                										Six Months Ended
									                                                     June 30,
										                                                1998	     	 1997
Cash Flows From Operating Activities:
	      Net Income (Loss)	                          						 $70,119	    $69,557
	      Adjustments to reconcile net income
         to net cash provided by operating activities:
		          Change in operating assets and liabilities:
              	Increase (decrease) in accrued expenses		(   8,007)	     1,109

       Net Cash provided by (used by)
        operating activities:  	                       	   62,112	     70,666

Cash Flows From Financing Activities:
      	Distributions to limited partners           				       -		       -
	      Distributions to general partner					                  - 	       -

	      Net cash used in financing activities      					       -         -

Net Increase (Decrease) in cash and cash equivalents			    62,112	     70,666

Cash and Cash Equivalents, Beginning of Period       				 108,175	     64,360

Cash and Cash Equivalents, End of Period					            $170,287    $135,026






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

                  APT HOUSING PARTNERS LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS
        FOR THE QUARTER ENDING JUNE 30, 1998 AND COMPARABLE PERIODS

Income taxes:

Federal and state income taxes are not included in the accompanying financial statements because these taxes, if any, are the responsibility of the individual Partners.

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds at June 30, 1998 and June 30, 1997.

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

                 APT HOUSING PARTNERS LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS
        FOR THE QUARTER ENDING JUNE 30, 1998 AND COMPARABLE PERIODS

For the quarter ended June 30, 1998, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $33,649. The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $523,727 at June 30, 1998. Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

Summarized unaudited balance sheet information on a combined basis for the Local Limited Partnerships as of June 30, 1998 and December 31, 1997 as follows:


                         						Unaudited June 30, 1998  	   December 31, 1997

Rental property           		 		$7,597,934                			$ 7,597,934
Accumulated depreciation			   ( 4,172,839)               			( 4,039,745)
Cash and cash equivalents		       377,214	               		     463,361
Restricted assets and deposits	   682,229		               	     678,790
Other assets				 	                110,055		               	     114,273

	    	Total assets	        			  4,594,593                			  4,814,613

Mortgage loans payable			       5,916,807                			  5,942,838
Other liabilities				             145,511	               		     206,975

    		Total liabilities		     	 6,062,318                			  6,149,813

Partners' capital(deficiency) ($1,467,725)	     	           ($1,335,200)

Composition of partners' capital (deficiency)
   General partners	          ($  110,609)	 	               ($  104,890)
   Limited partners		         ( 1,357,116)		                ( 1,230,310)

   		 Partners' capital
        (deficiency)	         ($ 1,467,725)                 ($1,335,200)

                APT HOUSING PARTNERS LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENTS
       FOR THE QUARTER ENDING JUNE 30, 1998 AND COMPARABLE PERIODS

Summarized unaudited income statement information on a combined basis for the Local Limited Partnerships for the quarter ended June 30, 1998 and comparable periods was as follows:

                                    								June 30, 1998 			June 30, 1997
		      Revenues                      					 $  846,716	   		 $ 860,738

		      Net income (loss)		              		($   40,480)  			($  27,874)

4.	CASH AND CASH EQUIVALENTS

The partnership maintains cash and cash equivalent balances in an financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 1997 the Partnership's uninsured cash and cash equivalent balances totaled $10,612. At June 30, 1998 the Partnership's cash and cash equivalent balances were fully insured.

5.	TRANSACTIONS WITH RELATED PARTIES

American Securities Team, Inc., an affiliate of the General Partner of the
Partnership,	receives an annual program management fee.  This fee is for
managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for the period ending June 30, 1998 and June 30, 1997 amounted to $18,700 and $18,700 respectively.
Of this amount $9,350 and $8,857 remained unpaid at June 30, 1998 and December 31, 1997 respectively.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Commencing with the year ended December 31, 1995, the Partnership is required to disclose the fair value of its financial instruments in accordance with Statements of Financial Accounting Standards No. 107.

The fair values of the Partnership's financial instruments have been
determined at a specific	point in time, based on relevant market information
and information about the financial instrument.  Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could affect the estimates.

The carrying amounts of cash and cash equivalents and accrued expenses at
June 30,	1998 approximate their fair values because of the short-term maturity of these instruments.

PART II

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

As of June 30, 1998 the Partnership has invested all of the net proceeds available for investment.

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

Cash distributions received from a Local Limited Partnership amounted to $87,903 and $87,903 during the quarter ended June 30, 1998 and June 30, 1997. These distributions were used to meet the Partnership's obligations. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

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

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interest in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the quarter ended June 30, 1998, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income amounted to $33,649. At June 30, 1998, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $523,727, and, accordingly, have not been reflected in the Partnership's financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The partnership's net income for the period January 1, 1998 - June 30, 1998 was due primarily to the receipt of a cash distribution from its investment in a Local Limited Partnership.

                                  PART II

ITEM 2.	  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		        AND RESULTS OF OPERATIONS (Continued):

The partnership incurs an annual program management fee payable to American Investment Team, Inc. ("AIT"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the limited partners. The fee to AIT is equal to .5% of invested asset plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 for the quarter ended June 30, 1998.

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

The Partnership has evaluated the potential impact of the situation commonly referred to as the "Year 2000 Problem". The Year 2000 Problem, which is common to most companies, concerns the inability of information systems, primarily computer software programs, to properly recognize the process date sensitive information related to the year 2000. Management does not expect the Partnership to incur any significant expenses related to this issue.

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

b.	 No reports on Form 8-K have been filed for the quarter ended
    June 30, 1998.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     				                       	APT HOUSING PARTNERS LIMITED PARTNERSHIP


                            					By:	APT Asset Management, Inc.
						                               General Partner



Date:_____________________	          __________________________________
                               						Jeff Ewing, President