Form 10-Q
period 1998-09-30
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1998-11-10
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

             _______________________________________________

                              Form 10-Q

               Quarterly Report Under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934.

             _______________________________________________


For the Nine Months Ended September 30, 1998 commission file number 2-84474

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
                                   (Unaudited)



                                     ASSETS

                                           									September 30, December 31,
 											                                        1998   	      1997

Investment in Local Limited Partnership				         $    -0-     	$    -0-
Cash and Cash Equivalents					           	            162,856     	 108,175

		           Total Assets	            		           	$ 162,856	    $ 108,175


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  	Accrued Expenses -
  	     Affiliate	                   					         	$   9,350	    $  8,857
 	      Professional Fees						                          	  0        8,500

	           	Total Liabilities	                 				    9,350    	  17,357

Commitments and Contingencies

Partner's Capital (Deficit):
  	General Partners                     	       					( 36,255)    	(37,509)
   Limited partners, 3,700 partnership units
     authorized, issued and outstanding		          		 189,761     	128,327

	          	 Total Partners' Capital (Deficit)    			 153,506    	  90,818

		           Total Liabilities and Partners'
               Capital Deficiency                    $162,856     $108,175


                 See accompanying notes to financial statements

                                     PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                             STATEMENT OF INCOME
                                 (Unaudited)



                             						Nine Months Ended		    Three Months Ended
                       						      September 30,          September 30,
 							                           1998		       1997		    1998		        1997

Interest Income	                  	$ 3,148	     $ 1,797	  $ 1,669	   $   885

Operating Expenses:
   	Management fees - affiliate	  	 28,050	      28,050     9,350	     9,350
	   Administrative		          	 	      313	         557  (    250)	      -

		      Total Operating Expenses	   28,363	      28,607     9,100   	  9,350

Loss Before Share of Losses of
   	and Distributions from Local
    Limited Partnerships	        		(25,215)  	(  26,810)	(  7,431)	   (8,465)

Distribution from Local Limited
    Partnership	                    87,903	      87,903	      -		       -

Share of Losses of Local Limited
    Partnerships                       -	  	        - 	       -   	     -

Net Income (Loss)              				$62,688      $61,093 	($  7,431)  ($8,465)

Limited Partners' Interest in
   	Net Income (Loss)           			$61,434   	  $59,871  ($  7,282)  ($8,296)

Weighted Average Number of Outstanding
    Limited Partnership Units	   	   3,700  	     3,700 	    3,700     3,700

Net Income (Loss) Per
   	Limited Partnership Unit	     	$  16.60	   $  16.18	 ($   1.97)  ($ 2.24)



                   See accompanying notes to financial statements

                                    PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                 STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)


                                            					General 	Limited
							                                          Partner  Partner   	Total


Balance, January 1, 1998			                   	($ 37,509)	 $128,327	 $ 90,818

Net Income: 1/1/98- 9/30/98		               	      1,254	    61,434    62,688

Balance, September 30, 1998				                ($ 36,255)	 $189,761	 $153,506
























See accompanying notes to financial statements

                                   PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                             										Nine Months Ended
 												                                          September 30,
										                                             1998		        1997
Cash Flows From Operating Activities:
	    Net Income (Loss)		                          					$ 62,688      $ 61,093
	    Adjustments to reconcile net income
       to net cash provided by operating activities:
         Change in operating assets and liabilities:
         			Increase (decrease) in accrued expenses		   ( 8,007)      ( 8,241)

    	Net Cash provided by (used by) operating activities:54,681        52,852

Cash Flows From Financing Activities:
    	Distributions to limited partners					                 -		           -
	    Distributions to general partner					                  -	   	        -

	    Net cash used in financing activities	       			       -	      	     -

Net Increase (Decrease) in cash and cash equivalents				 54,681        52,852

Cash and Cash Equivalents, Beginning of Period				      108,175	       64,360

Cash and Cash Equivalents, End of Period					          $162,856      $117,212








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

                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
       FOR THE QUARTER ENDING SEPTEMBER 30, 1998 AND COMPARABLE PERIODS

Income taxes:

Federal and state income taxes are not included in the accompanying financial statements because these taxes, if any, are the responsibility of the individual Partners.

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or
less to be cash equivalents.  	Cash equivalents consist of money market
funds at September 30, 1998 and September 30, 1997.

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
governmental agency and the Local Limited Partnership. Undistributed amounts are cumulative and may be distributed in subsequent years if there is available surplus cash. Based upon the Partnership's ownership
Local Limited Partnerships, the maximum annual distributable amounts that can be made to the Partnership from Ashland and Rockledge are $87,903 and $9,552, respectively.

                  APT HOUSING PARTNERS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
       FOR THE QUARTER ENDING SEPTEMBER 30, 1998 AND COMPARABLE PERIODS

For the quarter ended September 30, 1998, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $41,983. The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $565,710 at September 30, 1998. Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

Summarized unaudited balance sheet information on a combined basis for the Local Limited Partnerships as of September 30, 1998 and December 31, 1997 as follows:

                 																				September 30, 1998    	December 31, 1997

Rental property              			           		$7,597,934	         		$7,597,934
Accumulated depreciation		           	     	( 4,239,387)       			( 4,039,745)
Cash and cash equivalents				                   442,926			            463,361
Restricted assets and deposits			 	             668,418		       	     678,790
Other assets					 	                             133,444	       		     114,273

    	Total assets	                      				  4,603,335	        		  4,814,613

Mortgage loans payable	                   			 5,903,262        			  5,942,838
Other liabilities					                          211,742	       		     206,975

   	 Total liabilities                  					 6,115,004	        		  6,149,813

Partners' capital (deficiency)		 	          ($1,511,669)	         ($1,335,200)

Composition of partners' capital (deficiency)
    General partners		 	          	         ($  112,570)		        ($  104,890)
    Limited partners		          	           ( 1,399,099)		        ( 1,230,310)

   	Partners' capital (deficiency)	         ($1,511,669)	         ($1,335,200)

                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
       FOR THE QUARTER ENDING SEPTEMBER 30, 1998 AND COMPARABLE PERIODS

Summarized unaudited income statement information on a combined basis for
the Local Limited 	Partnerships for the quarter ended September 30, 1998
and comparable periods was as follows:

                      		    	    				September 30, 1998	  September 30,1997
		          Revenues			            	        	$1,303,654       		 $1,286,095

          		Net income (loss)		           		($  84,424)	      	($    59,374)

4.	CASH AND CASH EQUIVALENTS

The partnership maintains cash and cash equivalent balances in an financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC)
up to $100,000.  The Partnership's uninsured 	cash and cash equivalent
balances totaled $19,273 and $10,612 as of September 30, 1998 and	December
31, 1997 respectively.

5.	TRANSACTIONS WITH RELATED PARTIES

American Securities Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for the quarters ending September 30, 1998 and 1997 amounted to $9,350 and $9,350, respectively. Of this amount $9,350 and $8,857 remained unpaid at September 30, 1998 and December 31, 1997 respectively.

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

The carrying amounts of cash and cash equivalents and accrued expenses at September 30, 1998 approximate their fair values because of the short-term maturity of these instruments.

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

As of September 30, 1998 the Partnership has invested all of the net proceeds available for investment.

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

Cash distributions received from a Local Limited Partnership amounted to $87,903 and $87,903 during the period ended September 30, 1998 and September 30, 1997. These distributions were used to meet the Partnership's obligations and, in 1995, to make distributions to its partners. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

PART II

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS (Continued):

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted.

Results of Operations

The partnership was formed to provide various benefits to its limited partners as discussed in Part I, Item 1 of this Report. It is anticipated that the Local Limited Partnerships in which the Partnership has invested will primarily produce tax losses of approximately $17,000 per $5,000 investment in approximately 14 to 17 full years of Partnership operations, with approximately $11,000 of such tax losses occurring during the first 5 years of Partnership operations (assuming the applicability of current laws, regulations and court decisions). The benefits received in the form of tax savings may be reduced due to the enactment of the Tax Reform Act of 1986, depending on the individual circumstances of each Limited Partner. There can be no assurance that the Partnership will be able to attain its investment objectives. The Partnership will not seek to sell its interest in any housing development or Local Limited Partnership until proceeds of such sale would supply sufficient cash to enable its Limited Partners to to pay applicable taxes. Proceeds of such sales will not be reinvested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount.

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interest in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the quarter ended September 30, 1998, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income amounted to $41,983. At September 30, 1998, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $565,710, and, accordingly, have not been reflected in the Partnership's financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The partnership's net income for the period January 1, 1998 - September 30, 1998 was due primarily to the receipt of a cash distribution from its investment in a Local Limited Partnership.

                                  PART II

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS (Continued):

The partnership incurs an annual program management fee payable to American Investment Team, Inc. ("AIT"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the limited partners. The fee to AIT is equal to .5% of invested asset plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 for the quarter ended September 30, 1998.

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

b.	No reports on Form 8-K have been filed for the quarter ended
   September 30, 1998.

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