Form 10-K
period 1998-12-31
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1999-03-30
CIK 721465

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


                For the Fiscal Year Ended December 31, 1998

                       Commission File Number 2-84474

                  APT HOUSING PARTNERS LIMITED PARTNERSHIP

                     A Massachusetts Limited Partnership

               I.R.S. Employer Identification No. 04-2791736

       500 West Cummings Park, Suite 6050, Woburn, Massachusetts 01801

      Registrant's Telephone Number, Including Area Code (781) 935-4200

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

The Partnership holds limited partnership interests in two (2) Local Limited Partnerships as of December 31, 1998. Set forth is a schedule of the Local Limited Partnerships including certain information concerning the Apartment Complexes.

Name and Location 							                            % of Units Occupied
(Number of Units)			             Date Acquired	      at December 31,

                                           										1998	1997	1996	1995	1994

Ashland Commons Associates  	    March 30, 1984	  	  100%	 99%	100%	 99%	 100%
 Ashland, MA  (96)


Rockledge Apartments Associates	 June 22, 1984	 		    97% 98%	 97%	 98.2%	100%
 Wakefield, MA  (60)

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
      		INTERESTS AND RELATED SECURITY HOLDER MATTERS:

Limited partnership interests are not traded in a public market but were sold through a public offering managed by American Investment Team, Inc. It is not anticipated that any public market will develop for the purchase and sale of any limited partnership interest. Limited partnership interests may be transferred only if certain requirements are satisfied. As of March 15, 1999, there were 326 registered holders of an aggregate of 3,700 units of limited partnership interests in the Partnership.

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


                                            Year Ended December 31,

OPERATIONS                     1998     1997       1996     1995      1994

Revenue	                      $	4,868  	$	2,610   	$	1,389  $	1,884   $	4,843

Expenses	 	                    45,472   	46,464    	45,891  	46,948   	46,713

Loss before share of losses of
and distributions from the
Local Limited Partnerships	( 	40,604) (	43,854)  ( 44,502) (	45,064) (	41,870)

Distribution from Local
Limited Partnership         		87,903   	87,903     	87,903  	87,064   	82,255

Share of losses of Local
Limited Partnerships	           	-      	 	-         	-      	 	-      	 	-

Net income                 	$	47,299  $	44,049    $	43,401	$	42,000	 $	40,385

Net income per weighted
average limited
partnership unit           	$	12.53  	$	11.67     $	11.50  $	11.12  	$	10.70


FINANCIAL POSITION

                                               December 31,
                            1998       1997       1996     1995      1994

Total assets               	$	155,218	 $	108,175	 $	64,360	$	20,946	 $	179,140

Investment in Local
Limited Partnerships       	$	-0-     	$	-0-     	$	-0-   	$	-0-    	$	-0-

Total liabilities          	$	17,101  	$	17,357  	$	17,591	$	17,578 	$	17,772

Total partners' capital    	$	138,117 	$	90,818  	$	46,769	$	3,368	  $	161,368

Cash distributions per
limited partnership unit   	$	-0-     	$	-0-     	$	-0-    $	52.97  	$	-0-

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

As of December 31, 1998, the Partnership has invested all of the net proceeds available for investment.

The Partnership's commitment to investments requiring initial capital contributions has been paid. The Partnership has no other significant capital commitments.

HUD released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Limited Partnerships are: A discontinuation of project based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project based Section 8 would be converted to a tenant based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any. Currently, any Section 8 subsidy contract that expires, HUD is renewing on a
year to yd Expense      (15)           123          9
    (Increase) Decrease in Escrow Deposits   18,302        (14,196)     7,173
    (Increase) Decrease in Restricted Cash      350           (109)    (1,860)
    Increase (Decrease) in Accounts Payable
       and Accrued Expenses                 (16,007)        30,311    (61,908)
    Increase (Decrease) in Tenants
       Security Deposits                       (388)           700      1,269
    Increase (Decrease) in Prepaid Rents      6,300            166        (86)

Net Cash Provided (Used) by
  Operating Activities                      112,028        158,358    157,532

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) Decrease in Reserve
   for Replacements                         (19,783)       (41,229)  (39,870)
  (Increase) Decrease in Residual
   Receipts Reserve                         ( 9,185)       (80,242)  (24,092)

Net Cash Provided (Used) by Investing
  Activities                                (28,968)      (121,471)  (63,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Mortgage Loan Payable         (28,020)       (24,934)  (22,187)
  Distributions to Partners                 (92,045)       (92,045)  (92,045)

Net Cash Used by Financing Activities       120,065        116,979   114,232

Net Increase (Decrease) in Cash and
  Cash Equivalents                          (37,005)       (80,092)  (20,662)

Cash and Cash Equivalents,
  Beginning of Year                         219,932        300,024    320,686

Cash and Cash Equivalants,
  End of Year                               182,927        219,932    300,024

Supplemental Disclosure
  Cash Paid During Year For Interest        574,808        576,623    587,042

See accompanying summary of accounting policies and notes to financial statements

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

                            ASHLAND COMMONS ASSOCIATES
                              (a limited partnership)
                               PROJECT NO: 023-35279

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - GENERAL

Ashland Commons Associates is a Massachusetts limited partnership which was formed on September 29, 1982 for the purpose of owning, rehabilitating and operating a multi-unit apartment complex containing 96 residential units under the provisions of Section 221 (d)(4) of the National Housing Act. The partnership has a Section 8 contract with HUD to receive rent subsidy equal to approximately 83% of the total rental income. The contract expires September, 2002.

NOTE 2 - MORTGAGE LOAN PAYABLE

The mortgage note is insured by the Federal Housing Administration (FHA) and is payable in monthly installments of approximately $48,283, including interest at 11.728% per annum, through 2024. Annual principal payments will average $40,312 each year for the next five years.

The partnership is required to make monthly payments of $2,094 into a fund for replacements. Withdrawals from this fund can only be made upon the approval for the Federal Housing Commissioner.

The partnership and its partners have no personal liability on the mortgage loan; the mortgaged property is the only collateral for the loan.


NOTE 3 - RELATED PARTY TRANSACTIONS

The partnership pays a 4.5% management fee based on gross revenues collected, which, at present, is capped at $43 PUPM, to an affiliate of a general partner, and $506 per month for bookkeeping. Further, the management company is reimbursed at cost for salaries and wages and related employee expenses such as payroll taxes, health insurance, disability insurance, worker compensation and other insurance.

                            ASHLAND COMMONS ASSOCIATES
                              (a limited partnership)
                               PROJECT NO: 023-35279

                           NOTES TO FINANCIAL STATEMENTS
                                    (Continued)



NOTE 4 - CAPITAL DISTRIBUTION RESTRICTION

No distribution of assets may be made except from "surplus cash" as defined in the regulatory agreement with HUD. Total distributions are limited to $92,045, per annum as allowed by HUD.


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

The carrying amounts of cash and cash equivalents, tenant's security deposits cash, tenant's accounts receivable, restricted deposits and funded reserves, and accounts payable and other liabilities approximate their fair market values because of the short-term maturity of these instruments.

The Partnership obtained its mortgage financing under Section 221 (d)(4) of the National Housing Act, as amended, and is supported by a Section 8 rent subsidy contract. Currently, no new mortgages are being insured under these combined programs. Accordingly, management does not believe that it is practicable to estimate the fair value of its mortgage loan. Additional information pertinent to the value of this loan is provided in Note 2.

                         ROCKLEDGE APARTMENTS ASSOCIATES
                             (a limited partnership)
                              PROJECT NO: 71-187-N


                          REPORT ON FINANCIAL STATEMENTS


                   YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                    CONTENTS
	                                                                    Page

Independent Auditors' Report	                                        3

Financial Statements:
 Balance Sheet	                                                      4
 Statement of Operations	                                            5
 Statement of Partners' Equity (Deficit)	                            6
 Statement of Cash Flows	                                            7
 Summary of Accounting Policies	                                     8
 Notes to Financial Statements	                                      9

                        INDEPENDENT AUDITORS' REPORT


                                                   							January 26, 1999

To the Partners of
Rockledge Apartments Associates
Woburn, Massachusetts


We have audited the accompanying balance sheet of MHFA Project No. 71-187-N Rockledge Apartments Associates, (a limited partnership) as of December 31, 1998, 1997 and 1996 and the related statements of operations, partners'equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockledge Apartments Associates as of December 31, 1998, 1997, and 1996 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

                        ROCKLEDGE APARTMENTS ASSOCIATES
                            (a limited partnership)
                             PROJECT NO:  71-187-N

                                 BALANCE SHEET

                               DECEMBER 31, 1998


                                                     DECEMBER 31,
                                          1998         1997        1996
                      ASSETS
Property and Equipment
  (Mortgaged) - Note 2
  Land                                  $   90,000   $   90,000  $   90,000
  Building                               1,624,825    1,624,825   1,624,825
  Equipment and furnishings                263,535      263,535     263,535
                                         1,978,360    1,978,360   1,978,360

  Less:
  Accumulated Depreciation               1,207,939    1,142,946   1,077,953

  Net Property and Equipment               770,421      835,414     900,407

Cash and Cash Equivalents                  257,365      243,429     164,844
Rents and Other Receivables                  7,386        5,266       7,196
Escrow Deposits                             18,387       26,604      16,219
Restricted Cash -
  Tenants' Security Deposits                26,611       25,287      25,103
Reserve for Replacements                    98,212      104,513     173,341
                                         1,178,382    1,240,513   1,287,110

                LAIBILITIES AND PARTNERS' DEFICIT

LIABILITIES:
  Mortgage Loan Payable - Note 2         1,203,633    1,228,943   1,252,527
  Note Payable Affiliate (Note 3)           20,046       28,052      35,922
  Accrued Interest Payable                   1,695        1,841       1,977
  Accounts Payable and Accrued Expenses     29,749       28,731      18,802
  Tenants' Security Deposits Payable        24,869       25,287      23,358
  Prepaid Rents                                115        3,564           2

     TOTAL LIABILITIES                   1,280,107    1,316,418   1,332,588

  COMMITMENTS AND CONTINGENCIES
    Notes 2,3 and 4
  PARTNERS' DEFICIT - Note 4
    General Partner                          1,971        2,746       3,659
    Limited Partner                      ( 103,696)    ( 78,651)   ( 49,137)

     TOTAL PARTNERS' DEFICIT             ( 101,725)    ( 75,905)   ( 45,478)
                                         1,178,382    1,240,513   1,287,110

See accompanying summary of accounting policies and notes to financial statements

                       ROCKLEDGE APARTMENTS ASSOCIATES
                           (a limited partnership)
                            PROJECT NO: 71-187-N

                           STATEMENT OF OPERATIONS

                                          YEAR ENDED DECEMBER 31,
                                          1998         1997        1996

RENT AND RELATED INCOME                   $  386,277   $  383,550  $  375,241

OPERATING EXPENSES:
   Administrative & Marketing                 93,960       85,095      85,653
   Utilities                                  42,070       47,791      46,256
   Maintenance and Repair                    157,588      167,323     157,368
   Real Estate Tax                            39,577       34,785      24,035
   Interest                                   23,326       25,976      28,648
   Insurance                                   5,956        5,530       5,598
   Depreciation and Amortization              64,993       64,993      65,048

   Total Operating Expenses                  427,470      431,493     412,606

OPERATING INCOME (LOSS)                      (41,193)     (47,943)    (37,365)

OTHER INCOME - Interest                       15,373       17,516      18,848

NET INCOME (LOSS)                           $(25,820)    $(30,427)  $(18,517)

NET INCOME (LOSS) TO GENERAL PARTNERS       $   (775)    $   (913)  $   (556)

NET INCOME (LOSS) TO LIMITED PARTNERS       $(25,045)    $(29,514)  $(17,961)

See accompanying summary of accounting policies and notes to financial statements.

                          ROCKLEDGE APARTMENTS ASSOCIATES
                              (a limited partnership)
                               PROJECT NO: 71-187-N

                      STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996

                                                     General      Limited
                                        Total        Partner      Partners

BALANCE, at December 31, 1995           $  (26,961)  $   4,215    $  (31,176)

Net loss                                   (18,517)       (556)      (17,961)

BALANCE, at December 31, 1996              (45,478)      3,659       (49,137)

Net loss                                   (30,427)       (913)      (29,514)

BALANCE, at December 31, 1997              (75,905)      2,746       (78,651)

Net loss                                   (25,820)      (775)       (25,045)

BALANCE, at December 31, 1998           $ (101,725)   $  1,971     $(103,696)

Percentage of interest in
  profit and losses                         100%          3%           97%


See accompanying summary of accounting policies and notes to financial statements

                         ROCKLEDGE APARTMENTS ASSOCIATES
                            (a limited partnership)
                              PROJECT NO: 71-187-N

                             STATEMENT OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31,
                                          1998         1997         1996
CASH FLOWS FROM ACTIVITIES

Net Loss                                   $( 25,820)   $ (30,427)  $ (18,517)

Adjustments to reconcile Net Loss
  to Net Cash Provided (Used) by Operating
  Activities:
     Depreciation and Amortization            64,993       64,993      65,048
     (Increase) Decrease in Receivables      ( 2,120)       1,930       7,144
     (Increase) Decrease in Escrow Deposits    8,217      (10,385)      1,201
     (Increase) Decrease in
        Restricted Deposits                   (1,324)     (   184)     (1,017)
     Increase (Decrease) in Accounts Payable
        and Accrued Expenses                     872        9,793     (8,187)
     Increase (Decrease) in Tenants
        Security Deposits                     (  418)       1,929     (  510)
     Increase (Decrease) in Prepaid Rents     (3,449)       3,562          2

Net Cash Provided (Used) by
   Operating Activities                       40,951       41,211     45,164

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) Decrease in Reserve
      for Replacements                         6,301       68,828    (55,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Mortgage Loan Payable         (25,310)     (23,584)   (21,979)
   Note Payable - Affiliate                  ( 8,006)     ( 7,870)   ( 7,743)

Net Cash Used by Financing Activities         33,316       31,454     29,722

Net Increase (Decrease) in Cash and
   Cash Equivalents                           13,936       78,585    (39,825)

Cash and Cash Equivalents,
   Beginning of Year                         243,429      164,844    204,669

Cash and Cash Equivalents,
   End of Year                             $ 257,365    $ 243,429  $ 164,844

See accompanying summary of accounting policies and notes to financial statements

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

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation of buildings and equipment is based on a 25 year life and a 5 year life respectively. The ACRS method is used for tax purposes.

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

                            ROCKLEDGE APARTMENTS ASSOCIATES
                                (a limited partnership)
                                 PROJECT NO: 71-187-N

                             NOTES TO FINANCIAL STATEMENTS



NOTE 1 - GENERAL

Rockledge Apartments Associates is a Massachusetts limited partnership which was formed on February 23, 1973 for the purpose of owning, rehabilitating and operating a multi-unit apartment complex containing 60 residential units.
The partnership has a contract with HUD to receive rent subsidy equal to approximately 84% of the total rental income. The contract expires in May, 2018.

NOTE 2 - MORTGAGE LOAN PAYABLE

The mortgage note is payable to the Massachusetts Housing Finance Agency
(MHFA) over a 40 year period, in monthly installments of approximately $3,841 (after interest subsidy payments of $6,597 monthly), including interest at 7.5485% per annum thru 2018. Principal payments for the next five years are as follows:

                        1999           $27,116
                        2000            29,163
                        2001            31,311
                        2002            33,623
                        2003            36,113

The partnership is required to make monthly payments of $7,582 to MHFA for real estate taxes, insurance and a reserve for replacements. Withdrawals must have the approval of MHFA.

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

The carrying amounts of cash and cash equivalents, tenant's security deposits cash, tenant's accounts receivable, restricted deposits and funded reserves, and accounts payable and other liabilities approximate their fair market values because of the short-term maturity of these instruments.

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

                      APT HOUSING PARTNERS LIMITED PARTNERSHIP

                              FINANCIAL DATA SCHEDULE


This schedule contains summary financial information extracted from the balance sheet and statement of income on pages 18 through 19 of the Partnership's 1998 Annual Report on Form 10-K and is qualified in its entirety by reference to such financial statements.


Item Number   Item Description                              Year End 1998

5-02(1)       Cash and cash items                          	$	155,218
5-02(2)       Marketable securities                            		-0-
5-02(3)(a)(1) Notes and accounts receivable-trade              		-0-
5-02(4)       Allowance for doubtful accounts                  		-0-
5-02(6)       Inventory                                        		-0-
5-02(9)       Total current assets                          		155,218
5-02(13)      Property, plant and equipment                    		-0-
5-02(14)      Accumulated depreciation                         		-0-
5-02(18)      Total assets                                  		155,218
5-02(21)      Total current liabilities                       	17,101
5-02(22)      Bonds, mortgages and similar debt                		-0-
5-02(28)      Preferred stock-mandatory redemption             		-0-
5-02(29)      Preferred stock-no mandatory redemption          		-0-
5-02(30)      Common stock                                     		-0-
5-02(31)      Other stockholders' equity                    		138,117
5-02(32)      Total liabilities and stockholders' equity     	155,218



Item Number   Item Description                             Year Ended 1998
5-03(b)1(a)   Net sales of tangible products                 	$  	-0-
5-03(b)1      Total revenues                                   		92,771
5-03(b)2(a)   Cost of tangible goods sold                       		-0-
5-03(b)2      Total costs and expenses applicable to sales
              and revenues                                      		-0-
5-03(b)3      Other costs and expenses                         		45,472
5-03(b)5      Provision for doubtful accounts and notes         		-0-
5-03(b)(8)    Interest and amortization of debt discount        		-0-
5-03(b)(10)   Income before taxes and other items              		47,299
5-03(b)(11)   Income tax expense                                		-0-
5-03(b)(14)   Income/loss continuing operations                		47,299
5-03(b)(15)   Discontinued operations                           		-0-
5-03(b)(17)   Extraordinary items                               		-0-
5-03(b)(18)   Cumulative effect-changes in accounting principles		-0-
5-03(b)(19)   Net income or loss                               		47,299
5-03(b)(20)   Earnings per share-primary                       		12.53
5-03(b)(20)   Earnings per share-fully diluted                 		12.53

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


                                   APT HOUSING PARTNERS LIMITED PARTNERSHIP


                                   By:  APT Asset Management, Inc.
                                        General Partner



    Date:___________                    [SIGNATURE]
                                        Jeff Ewing, President
                                   	    APT ASSET MANAGEMENT, INC.