Form 10-Q
period 1999-03-31
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1999-05-13
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

             _______________________________________________

                                Form 10-Q

               Quarterly Report Under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934.

             _______________________________________________


For the Three Months Ended March 31, 1999 commission file number 2-84474

                 APT Housing Partners Limited Partnership
           (Exact name of registrant as specified in its charter)

Massachusetts                                                     04-2791736
(State or other jurisdiction of       					 (IRS Employer Identification No.)
incorporation or organization)

500 West Cummings Park,  Suite 6050,  Woburn,  Massachusetts      01801
(Address of principal executive offices)		                   		  	(Zip Code)

     Registrant's telephone number, including area code  (781) 935-4200

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
                                 BALANCE SHEET
                                  (Unaudited)



                                     ASSETS

                                           										March 31,	  December 31,
									                                           	1999     	  1998

Investment in Local Limited Partnership					         $   -0-    	$    -0-
Cash and Cash Equivalents						           	           148,017 	   155,218
           		 Total Assets		   	                     $148,017	   $155,218


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  	Accrued Expenses -
     	     Affiliate		                          					$  9,350	   $  8,601
     	     Professional Fees							                     8,500  	    8,500

            		Total Liabilities						                  17,850   	  17,101

Commitments and Contingencies

Partner's Capital (Deficit):
  	General Partners		                            			  (36,722)	   (36,563)
 	 Limited partners, 3,700 partnership units
	  authorized, issued and outstanding           					 166,889    	174,680

           		 Total Partners' Capital (Deficit)	  			 130,167    	138,117

		            Total Liabilities and
              Partners' Capital Deficiency	          $148,017    $155,218


                  See accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                  APT HOUSING PARTNERS LIMITED PARTNERSHIP
                            STATEMENT OF INCOME
                               (Unaudited)



                                        							Three Months 			Three Months
							                                        Ended			        Ended
							                                        March 31, 1999  March 31, 1998


Interest Income		                           			$ 1,400	     			$    686

Operating Expenses:
	Management fees - affiliate		                	$ 9,350				     $ 9,350
	Administrative 			                           	   -0-			   	      -0-

		Total Operating Expenses           	         $ 9,350		 	   	 $ 9,350

Loss Before Share of Losses of
	and Distributions from Local
	Limited Partnerships		                     		($ 7,950)	    		($ 8,664)

Distribution from Local Limited Partnership	  	     -		  		       -

Share of Losses of Local Limited Partnerships 	     -	  			       -

Net Income (Loss)				                        	($ 7,950)	     	($ 8,664)

Limited Partners' Interest in
	Net Income (Loss)	                     		   	($ 7,791)	    		($ 8,491)

Weighted Average Number of Outstanding
 	Limited Partnership Units		                	   3,700 	    	    3,700

Net Income (Loss) Per
	Limited Partnership Unit	                    	 ($   2.11)	 		($   2.29)


                See accompanying notes to financial statements

                                   PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)



                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                 STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)


                                         							General 	  Limited
							                                         Partner   	Partner   	Total

Balance, January 1, 1999	                  			($ 36,563)	 $ 174,680	 $ 138,117

Net Loss: 1/1/99- 3/31/99			                 	($    159)	($   7,791)($   7,950)

Balance, March 31, 1999			                   	($ 36,722)	 $ 166,889	 $ 130,167











See accompanying notes to financial statements

                                      PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)



                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                            										Three Months Ended
 											     		                                        March 31,
										                                            1999		        1998
Cash Flows From Operating Activities:
	Net Income (Loss)						                            	($ 7,950)    	($ 8,664)
	Adjustments to reconcile net income
   to net cash provided by operating activities:
		    Change in operating assets and liabilities:
			     Increase (decrease) in accrued expenses	 	        749   	       493

	Net Cash provided by (used by) operating activities:(  7,201)	   (   8,171)

Cash Flows From Financing Activities:
	Distributions to limited partners					                   -		           -
	Distributions to general partner					                    -     	       -

	Net cash used in financing activities        					       -     	       -

Net Increase (Decrease) in cash and cash equivalents (  7,201)	   (   8,171)

Cash and Cash Equivalents, Beginning of Period   				 155,218     	 108,175

Cash and Cash Equivalents, End of Period        					$148,017	     $100,004


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
recognized as income.

                      APT HOUSING PARTNERS LIMITED PARTNERSHIP
                           NOTES TO FINANCIAL STATEMENTS
            FOR THE QUARTER ENDING MARCH 31, 1999 AND COMPARABLE PERIODS

Income taxes:

Federal and state income taxes are not included in the accompanying financial statements because these taxes, if any, are the responsibility of the individual Partners.

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or
less to be cash equivalents. 	Cash equivalents consist of money market funds
at March 31, 1999 and March 31, 1998.

Net income per limited partnership unit:

Net income per limited partnership unit is computed by dividing net income available to limited partnership units by the weighted average number of
outstanding limited	partnership units during the year.

2.	ALLOCATION OF BENEFITS

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

                     APT HOUSING PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE QUARTER ENDING MARCH 31, 1999 AND COMPARABLE PERIODS

For the quarter ended March 31, 1999, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $49,666. The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $654,765 at March 31, 1999. Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

Summarized unaudited balance sheet information on a combined basis for the Local Limited Partnerships as of March 31, 1999 and December 31, 1998 as follows:

         																					Unaudited March 31, 1999    		December 31, 1998

	Rental property		            	           		$7,597,934          			$7,597,934
	Accumulated depreciation		              		( 4,372,481)        			( 4,305,934)
	Cash and cash equivalents            				     477,539		        	     440,292
 Restricted assets and deposits	      		 	     643,150		        	     675,912
	Other assets					 	                           129,274		        	     114,401

		Total assets	                         			  4,475,416		         	  4,522,605

	Mortgage loans payable	                 			 5,875,536          		  5,889,508
	Other liabilities					                        204,403	        		     185,879

		Total liabilities                    					 6,079,939	         		  6,075,387

	Partners' capital (deficiency)		          ($1,604,523) 	        ($1,552,782)

 Composition of partners' capital (deficiency)
	    General partners		          	         ($    116,369)		      ($  114,294)
     Limited partners			         	         (   1,488,154)		      ( 1,438,488)

  Partners' capital (deficiency)	          ($  1,604,523)	       ($1,552,782)

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE QUARTER ENDING MARCH 31, 1999 AND COMPARABLE PERIODS

Summarized unaudited income statement information on a combined basis for the
Local Limited	Partnerships for the quarter ended March 31, 1999 and
comparable periods was as follows:

                                       								March 31, 1999 		March 31,1998
		          Revenues					                      $  421,903			    $ 420,876
		          Net income (loss)				             ($   51,741)  			($   5,493)

4.	CASH AND CASH EQUIVALENTS

The partnership maintains cash and cash equivalent balances in an financial
institution located in the 		Commonwealth of Massachusetts.  Accounts in the
institution are insured by the Federal Deposit Insurance Corporation
(FDIC) up to $100,000.  At March 31, 1999 and December 31, 1998, cash equivalents include a three month U.S. Treasury Bill which is backed by the full faith and credit of the U.S. Government and the remainder of the
Partnership's cash and cash equivalents were fully insured.

5.	TRANSACTIONS WITH RELATED PARTIES

American Securities Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for the quarters ending March 31, 1999 and 1998 amounted to $9,350 and $9,350, respectively. Of this amount $9,350 and $9,350 remained unpaid at March 31, 1999 and December 31, 1998 respectively.

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

The carrying amounts of cash and cash equivalents and accrued expenses at March 31, 1999 approximate their fair values because of the short-term maturity of these instruments.

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

As of March 31, 1999 the Partnership has invested all of the net proceeds available for investment.

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

Cash distributions received from a Local Limited Partnership amounted to $0, $87,903 and $87,903 during quarter ended March 31, 1999 and the years ended December 31, 1998 and 1997, respectively. These distributions were used to meet the Partnership's obligations. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses.
However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

PART II

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       	AND RESULTS OF OPERATIONS (Continued):

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted.

Results of Operations
The partnership was formed to provide various benefits to its limited partners. It is anticipated that the Local Limited Partnerships in which the Partnership has invested will primarily produce tax losses of approximately $17,000 per $5,000 investment in approximately 14 to 17 full years of Partnership operations, with approximately $11,000 of such tax losses occurring during the first 5 years of Partnership operations
(assuming the applicability of current laws, regulations and court decisions). The benefits received in the form of tax savings may be reduced due to the enactment of the Tax Reform Act of 1986, depending on the individual circumstances of each Limited Partner. There can be no assurance that the Partnership will be able to attain its investment objectives. The Partnership will not seek to sell its interest in any housing development or Local Limited Partnership until proceeds of such sale would supply sufficient cash to enable its Limited Partners to pay applicable taxes. Proceeds of such sales will not be reinvested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flows sufficient to provide for distributions to Limited Partners in any material amount.

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interest in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the quarter ended March 31, 1999, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income amounted to $49,666. At March 31, 1999, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $654,765, and, accordingly, have not been reflected in the Partnership's financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The partnership's net loss for the period January 1, 1999 - March 31, 1999 was due primarily to the accrual of the first quarter 1999 program management fee. The Massachusetts Housing Finance Agency has not approved the 1998 distribution and accordingly income has not been recognized for the period January 1, 1999 through March 31, 1999. Management is confident that the distribution will be approved.

The partnership incurs an annual program management fee payable to American Securities Team, Inc. ("AST"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the limited partners. The fee to AST is equal to .5% of invested asset plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 for the quarter ended March 31, 1999.

PART II

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS (Continued):

Year 2000 Compliance

The Partnership, through the affiliated management company, utilizes computer software programs and operating systems, including applications used in operating proprietary software, network access and various administrative and billing functions. To the extent the Partnership software applications contain source codes that are unable to appropriately interpret the upcoming calendar Year 2000, some level of modification, or even possibly replacement of such applications may be necessary. The Partnership has retained the services of a consultant to perform an audit to assess the scope of the Partnership's risks and bring its applications into compliance. The consultant is undertaking its assessment of the Partnership's compliance and had begun testing the information systems.

The partnership has incurred no costs to address Year 2000 compliance through March 31, 1999. The Partnership estimates the direct costs during the remainder of 1999 will be insignificant to support its compliance initiatives. Although the Partnership expects its systems to be Year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Year 2000 program, or that third party systems are or will be Year 2000 compliant, or that the costs required to address the Year 2000 issue, or that the impact of a failure to achieve substantial Year 2000 compliance, will not have a material adverse effect on the Partnership's business, financial condition or results of operations. The Partnership has adopted a contingency plan to address possible risks to its systems.

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

b.	No reports on Form 8-K have been filed for the quarter ended
   March 31, 1999.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 				APT HOUSING PARTNERS LIMITED PARTNERSHIP


                                					By:	APT Asset Management, Inc.
						                                   General Partner



Date:_____________________	             ________________________________________
                                 						 Jeff Ewing, President