Form 10-Q
period 1999-06-30
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1999-08-04
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                _______________________________________________

                                  Form 10-Q

                 Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934.

               _______________________________________________


    For the Six Months Ended June 30, 1999 commission file number 2-84474

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
                                BALANCE SHEET
                                  (Unaudited)



                                    ASSETS

                                             										June 30,	   December 31,
											                                            1999        1998

Investment in Local Limited Partnership					           $    -0-    	$    -0-
Cash and Cash Equivalents						           	             217,805 	    155,218
         		Total Assets	       	                       $217,805	    $155,218


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  	Accrued Expenses -
      	    Affiliate		                           						$  9,350	   $  8,601
     	     Professional Fees							                         0    	    8,500

          		Total Liabilities                   						    9,350   	  17,101

Commitments and Contingencies

Partner's Capital (Deficit):
  	General Partners			                             				 (35,156)	   (36,563)
		 Limited partners, 3,700 partnership units
	   authorized, issued and outstanding            					 243,611	    174,680

		          Total Partners' Capital (Deficit)		      		 208,455	    138,117

	          	Total Liabilities and
            Partners' Capital Deficiency  	            $217,805    $155,218


                  See accompanying notes to financial statements

                                     PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                              STATEMENT OF INCOME
                                 (Unaudited)



                               						Six Months Ended 		  Three Months Ended
			                                      June 30,  		           June 30,
                              							1999        1998  	   1999        1998

Interest Income	                     $  2,932    $  1,479	 $  1,532   $   793

Operating Expenses:
	Management fees - affiliate			      $18,700	    $18,700	  $ 9,350    $ 9,350
	Administrative                				    1,797	        563	    1,797        563

		Total Operating Expenses          	$20,497	    $19,263	  $11,147    $ 9,913

Loss Before Share of Losses of
	and Distributions from Local
	Limited Partnerships			          ($17,565)	($17,784)	($ 9,615)     ($ 9,120)

Distribution from
Local Limited Partnership     	  	  87,903	   87,903 	  87,903        87,903
Share of Losses of
Local Limited Partnerships       	     -	        -         -            -

Net Income (Loss)				   	          $70,338	  $70,119	   $78,288      $78,783

Limited Partners' Interest in
	Net Income (Loss)         			   	 $68,931	  $68,717	   $76,722      $77,207

Weighted Average Number of Outstanding
	Limited Partnership Units		    	    3,700    3,700	      3,700        3,700

Net Income (Loss) Per
	Limited Partnership Unit	     		 $  18.63	 $  18.57	  $  20.74      $  20.87


                 See accompanying notes to financial statements

                                    PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)



                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)


                                        						General 	Limited
                                       							Partner 	Partner   	Total

Balance, January 1, 1999                 			($ 36,563)	 $ 174,680	 $ 138,117

Net Income: 1/1/99- 6/30/99				              $  1,407	  $  68,931	 $  70,338

Balance, June 30, 1999			                  	($ 35,156)  $ 243,611	 $ 208,455








                See accompanying notes to financial statements

                                      PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)



                     APT HOUSING PARTNERS LIMITED PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                              										Six Months Ended
                                                            June 30,
										                                              1999		      1998
Cash Flows From Operating Activities:
	Net Income (Loss)							                               $ 70,338 	  $  70,119
	Adjustments to reconcile net income
   to net cash provided by operating activities:
		  Change in operating assets and liabilities:
			  Increase (decrease) in accrued expenses	       	 (    7,751)  (    8,007)

	Net Cash provided by (used by) operating activities:		    62,587	     62,112

Cash Flows From Financing Activities:
	Distributions to limited partners                					       -		        -
	Distributions to general partner					                        -  	       -

	Net cash used in financing activities					                   -  	       -

Net Increase (Decrease) in cash and cash equivalents				   62,587	   62,112

Cash and Cash Equivalents, Beginning of Period				        155,218	  108,175

Cash and Cash Equivalents, End of Period					            $217,805	 $170,287









                See accompanying notes to financial statements

                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

APT Housing Partners Limited Partnership (the Partnership), organized as a Massachusetts Limited Partnership on June 8, 1983 was formed to invest in other Local Limited Partnerships ("the Local Limited Partnerships") which own and operate existing residential rental housing developments that are financed or operated with assistance from Federal, State and/or local governmental agencies. The Partnership has limited partnership interests in two Local Limited Partnerships, with a total of 156 apartment units, located within the Commonwealth of Massachusetts.

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

                  APT HOUSING PARTNERS LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS
       FOR THE QUARTER ENDING JUNE 30, 1999 AND COMPARABLE PERIODS

Income taxes:

Federal and state income taxes are not included in the accompanying financial statements because these taxes, if any, are the responsibility of the individual Partners.

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds at June 30, 1999 and June 30, 1998.

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
$87,903 and $9,552, respectively.

                     APT HOUSING PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE QUARTER ENDING JUNE 30, 1999 AND COMPARABLE PERIODS

For the quarter ended June 30, 1999, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $45,657. The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $700,422 at June 30, 1999. Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

Summarized unaudited balance sheet information on a combined basis for the Local Limited Partnerships as of June 30, 1999 and December 31, 1998 as follows:

           																				Unaudited June 30, 1999    		December 31, 1998

	Rental property			           		$7,597,934	               		$7,597,934
	Accumulated depreciation		    ( 4,439,029)		             	( 4,305,934)
	Cash and cash equivalents				     342,021		             	     440,292
	Restricted assets and deposits			 677,240             			     675,912
	Other assets					 	               103,702	             		     114,401

  		Total assets	          				  4,281,867              			  4,522,605

	Mortgage loans payable     				 5,860,882			                5,889,508
	Other liabilities					            165,413	             		     185,879

  		Total liabilities		      			 6,026,295	              		  6,075,387

	Partners' capital(deficiency) ($1,744,428)	   	           ($1,552,782)
	Composition of partners' capital (deficiency)
	    General partners			       ($  122,714)		              ($  114,294)
     Limited partners		        ( 1,621,714)		              ( 1,438,488)

		   Partners' capital(deficiency)
                    	          ($ 1,744,428)	              ($1,552,782)

                  APT HOUSING PARTNERS LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS
       FOR THE QUARTER ENDING JUNE 30, 1999 AND COMPARABLE PERIODS

Summarized unaudited income statement information on a combined basis for the Local Limited Partnerships for the quarter ended June 30, 1999 and comparable periods was as follows:

                                       								June 30, 1999 		June 30,1998
		Revenues					                                $  852,299	  		 $ 846,716
		Net income (loss)			                       	($   99,602) 			($  40,480)

4.	CASH AND CASH EQUIVALENTS

The partnership maintains cash and cash equivalent balances in an financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 1999 and December 31, 1998, cash equivalents include a three month U.S. Treasury Bill which is backed by the full faith and credit of the U.S. Government. At June 30, 1999 the Partnership's uninsured cash and cash equivalent balances totaled December 31, 1998 the Partnership cash and cash equivalent balances were fully insured.

5.	TRANSACTIONS WITH RELATED PARTIES

American Securities Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for the quarters ending
June 30, 1999 and 1998 amounted to $9,350 and $9,350, respectively.  Of this
amount $9,350 and $9,350 remained unpaid at June 30,	1999 and June 30, 1998
respectively.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Commencing with the year ended December 31, 1995, the Partnership is
required to disclose the fair 		value of its financial instruments in
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

The carrying amounts of cash and cash equivalents and accrued expenses at June 30, 1999 approximate their fair values because of the short-term maturity of these instruments.

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

As of June 30, 1999 the Partnership has invested all of the net proceeds available for investment.

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

Cash distributions received from a Local Limited Partnership amounted to $87,903 and $87,903 during the quarter ended June 30, 1999 and June 30, 1998. These distributions were used to meet the Partnership's obligations. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

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

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interest in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions.
The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the quarter ended June 30, 1999, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income amounted to $45,657. At June 30, 1999, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $700,422, and, accordingly, have not been reflected in the Partnership's financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The partnership's net income for the period January 1, 1999 - June 30, 1999 was due primarily to the receipt of a cash distribution from its investment in a Local Limited Partnership.

The partnership incurs an annual program management fee payable to American Securities Team, Inc. ("AST"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the limited partners. The fee to AST is equal to .5% of invested asset plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 for the quarter ended June 30, 1999.

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

The partnership has incurred no costs to address Year 2000 compliance through June 30, 1999. The Partnership estimates the direct costs during the remainder of 1999 will be insignificant to support its compliance initiatives. Although the Partnership expects its systems to be Year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Year 2000 program, or that third party systems are or will be Year 2000 compliant, or that the costs required to address the Year 2000 issue, or that the impact of a failure to achieve substantial Year 2000 compliance, will not have a material adverse effect on the Partnership's business, financial condition or results of operations. The Partnership has adopted a contingency plan to address possible risks to its systems.

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

There are also substantial risks associated with the operations of Apartment Complexes receiving governmental assistance. These include: governmental regulations concerning tenant eligibility which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the U.S. Department of Urban Development to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Limited Partnership's Apartment Complex.

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

  	Change in registrant's certifying accountants under Item 4 to
   Registrant's Form 8-K dated	December 1, 1995

b.	No reports on Form 8-K have been filed for the quarter ended June 30, 1999.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                					APT HOUSING PARTNERS LIMITED PARTNERSHIP


                                					By:	APT Asset Management, Inc.
						                                   General Partner



Date:_____________________	             ____________________________________
      						                            Jeff Ewing, President