Form 10-Q
period 1999-09-30
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 1999-11-09
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                  _______________________________________________

                                     Form 10-Q

                    Quarterly Report Under Section 13 or 15 (d)
                      of the Securities Exchange Act of 1934.

                  _______________________________________________


 For the Nine Months Ended September 30, 1999 commission file number 2-84474

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



                                      ASSETS

                                          										September 30, December 31,
 								                                         		1999          1998

Investment in Local Limited Partnership        					$    -0-    	$    -0-
Cash and Cash Equivalents						                    	  209,863 	    155,218

		Total Assets	                     					          	$ 209,863	   $ 155,218


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  	Accrued Expenses -
      	    Affiliate					                         			$  9,350	   $  8,601
     	     Professional Fees							                         0	      8,500

		Total Liabilities						                               9,350	     17,101

Commitments and Contingencies

Partner's Capital (Deficit):
  	General Partners   	                        						( 35,315)   	(36,563)
 		Limited partners, 3,700 partnership units
               authorized, issued and outstanding				 235,828	    174,680

 		Total Partners' Capital (Deficit)             				 200,513	    138,117

		 Total Liabilities and Partners'
       Capital Deficiency                	           $209,863    $155,218

                  See accompanying notes to financial statements

                                       PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


                      APT HOUSING PARTNERS LIMITED PARTNERSHIP
                                 STATEMENT OF INCOME
                                     (Unaudited)



                                 				Nine Months Ended		  Three Months Ended
					                                  September 30,         September 30,
                              							1999	      	1998		    1999		      1998

Interest Income                  		 	$ 4,340	    $ 3,148	  $ 1,408	  $ 1,669

Operating Expenses:
	Management fees - affiliate	       	 28,050	     28,050     9,350     9,350
	Administrative			 	                   1,797	        313       -    (    250)

		Total Operating Expenses          	 29,847	     28,363     9,350 	   9,100

Loss Before Share of Losses of
	and Distributions from Local
	Limited Partnerships		             	(25,507) 	(  25,215)	 ( 7,942)	(  7,431)

Distribution from Local
 Limited Partnership	                 87,903	     87,903	       -		       -

Share of Losses of Local
 Limited Partnerships                    -	  	        -         - 	       -

Net Income (Loss)                				 $62,396	   $62,688  ($47,942)	($ 7,431)

Limited Partners' Interest in
	Net Income (Loss)	                 		$61,148 	  $61,434 	($  7,783)($ 7,282)

Weighted Average Number of Outstanding
	Limited Partnership Units		            3,700	     3,700 	    3,700    3,700

Net Income (Loss) Per
	Limited Partnership Unit	           	$  16.53	  $  16.60	($   2.10)	($  1.97)



                 See accompanying notes to financial statements

PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)



                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                 STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)


                                       							General 	 Limited
						                                       	Partner   Partner   	Total

Balance, January 1, 1999				                 ($ 36,563) $174,680	  $138,117

Net Income: 1/1/99- 9/30/99				                  1,248	   61,148	    62,396

Balance, September 30, 1999			              	($ 35,315)	$235,828	  $200,513






















See accompanying notes to financial statements

                                      PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)



                      APT HOUSING PARTNERS LIMITED PARTNERSHIP
                              STATEMENT OF CASH FLOWS
                                     (Unaudited)


                                               										Nine Months Ended
                                                            September 30,
										                                               1999		      1998
Cash Flows From Operating Activities:
	Net Income (Loss)							                                $ 62,396	   $ 62,688
	Adjustments to reconcile net income
   to net cash provided by operating activities:
		    Change in operating assets and liabilities:
    			Increase (decrease) in accrued expenses       		    (7,751)	 (   8,007)

	Net Cash provided by (used by) operating activities:			   54,645	     54,681

Cash Flows From Financing Activities:
	Distributions to limited partners					                       -		       -
	Distributions to general partner					                        -		       -

	Net cash used in financing activities					                   -	        -

Net Increase (Decrease) in cash and cash equivalents				   54,645 	   54,681

Cash and Cash Equivalents, Beginning of Period				        155,218	   108,175

Cash and Cash Equivalents, End of Period					            $209,863	  $162,856




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

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
       FOR THE QUARTER ENDING SEPTEMBER 30, 1999 AND COMPARABLE PERIODS

Income taxes:

Federal and state income taxes are not included in the accompanying financial
statements	because these taxes, if any, are the responsibility of the
individual Partners.

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all
highly liquid debt	instruments purchased with a maturity of three months or
less to be cash equivalents.  		Cash equivalents consist of money market
funds at September 30, 1999 and September 30, 1998.

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

                     APT HOUSING PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE QUARTER ENDING SEPTEMBER 30, 1999 AND COMPARABLE PERIODS

For the quarter ended September 30, 1999, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $96,691. The Partnership's cumulative share of losses of the Local
Limited Partnerships exceeded its investments by $797,113 at September 30, 1999. Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

Summarized unaudited balance sheet information on a combined basis for the Local Limited Partnerships as of September 30, 1999 and December 31, 1998 as follows:

             																				September 30, 1999    	December 31, 1998

 Rental prperty			             		$7,597,934			          $7,597,934
 Accumulated depreciation		     ( 4,505,576)	        		( 4,305,934)
	Cash and cash equivalents				      339,590	   	     	     440,292
 Restricted assets and deposits	    616,644		              675,912
	Other assets					 	                120,999        			     114,401

	  Total assets            					  4,169,591	         		  4,522,605

	Mortgage loans payable      				 5,845,985         			  5,889,508
	Other liabilities					             169,330	        		     185,879

 		Total liabilities        					 6,015,315         			  6,075,387

	Partners' capital (deficiency) ($1,845,724)	          ($1,552,782)
	Composition of partners' capital (deficiency)
   General partners			          ($  127,318)		         ($  114,294)
   Limited partners			          ( 1,718,405)		         ( 1,438,488)

   Partners'capital(deficiency) ($1,845,724)	          ($1,552,782)

                       APT HOUSING PARTNERS LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
       FOR THE QUARTER ENDING SEPTEMBER 30, 1999 AND COMPARABLE PERIODS

Summarized unaudited income statement information on a combined basis for the Local Limited Partnerships for the quarter ended September 30, 1999 and comparable periods was as follows:

                 								            September 30, 1999	   September 30,1998
		Revenues					                      $1,284,499		          $1,303,654
		Net income (loss)				             ($  200,897)		        ($   84,424)

4.	CASH AND CASH EQUIVALENTS

The partnership maintains cash and cash equivalent balances in an financial
institution	located in the Commonwealth of Massachusetts.  Accounts in the
institution are insured by the Federal Deposit Insurance Corporation (FDIC)
up to $100,000.  At September 30, 1999 and December 31, 1998, cash
equivalents include a three month U.S. Treasury Bill which is backed by	the
full faith and credit of the U.S. Government.  At September 30, 1999 and
December 31, 1998 the 	Partnership cash and cash equivalent fully insured.

5.	TRANSACTIONS WITH RELATED PARTIES

American Securities Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for the quarters ending September 30, 1999 and 1998 amounted to $9,350 and $9,350, respectively. Of this amount $9,350 and $9,350 remained unpaid at September 30, 1999 and
September 30, 1998,	respectively.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Commencing with the year ended December 31, 1995, the Partnership is required to disclose the fair value of its financial instruments in accordance with Statements of Financial Accounting Standards No. 107.

The fair values of the Partnership's financial instruments have been determined at a specific point in time, based on relevant market information
and information about the financial	instrument.  Estimates of fair value
are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.
Changes in assumptions could affect the estimates.	The carrying amounts of
cash and cash equivalents and accrued expenses at September 30,	1999
approximate their fair values because of the short-term maturity of these instruments.

PART II

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

As of September 30, 1999 the Partnership has invested all of the net proceeds available for investment.

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

Cash distributions received from a Local Limited Partnership amounted to $87,903 and $87,903 during the period ended September 30, 1999 and September 30, 1998. These distributions were used to meet the Partnership's obligations. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

PART II

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     			AND RESULTS OF OPERATIONS (Continued):

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted.

Results of Operations

The partnership was formed to provide various benefits to its limited partners as discussed in Part I, Item 1 of this Report. It is anticipated that the Local Limited Partnerships in which the Partnership has invested will primarily produce tax losses of approximately $17,000 per $5,000 investment in approximately 14 to 17 full years of Partnership operations, with approximately $11,000 of such tax losses occurring during the first 5 years of Partnership operations (assuming the applicability of current laws, regulations and court decisions). The benefits received in the form of tax savings may be reduced due to the enactment of the Tax Reform of 1986, depending on the individual circumstances of each Limited Partner. There can be no assurance that the Partnership will be able to attain its investment objectives. The Partnership will not seek to sell its interest in any housing development or Local Limited Partnership until proceeds of such sale would supply sufficient cash to enable its Limited Partners to pay applicable taxes. Proceeds of such sales will not be reinvested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount.

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interest in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local
Limited Partnership's results of operations and cash distributions. The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative.
For the quarter ended September 30, 1999, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income amounted to $96,691. At September 30, 1999, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $797,113, and, accordingly, have not been reflected in the Partnership's financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The partnership's net income for the period January 1, 1999 - September 30, 1999 was due primarily to the receipt of a cash distribution from its investment in a Local Limited Partnership.

The partnership incurs an annual program management fee payable to American Investment Team, Inc. ("AIT"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the limited partners. The fee to AIT is equal to .5% of invested asset plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 for the quarter ended September 30, 1999.

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

The partnership has incurred no costs to address Year 2000 compliance through September 30, 1999. The Partnership estimates the direct costs during the remainder of 1999 will be insignificant to support its compliance initiatives. Although the Partnership expects its systems to be Year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Year 2000 program, or that third party systems are or will be Year 2000 compliant, or that the costs required to address the Year 2000 issue, or that the impact of a failure to achieve substantial Year 2000 compliance, will not have amaterial adverse effect on the Partnership's business, financial condition or results of operations. The Partnership has adopted a contingency plan to address possible risks to its systems.

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

b.	No reports on Form 8-K have been filed for the quarter ended
   September 30, 1999.

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