Form 10-K
period 1999-12-31
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 2000-03-29
CIK 721465

SECURITIES AND EXCHANGE COMMISSION

                          	Washington, D.C. 20549

                                	FORM 10-K

            	Annual Report Pursuant to Section 13 or 15(d) of
	                   the Securities Exchange Act of 1934


              	For the Fiscal Year Ended December 31, 1999

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

There were 3,700 units of limited partnership interests held in the Partnership at March 15, 2000.


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

The Limited Partners do not have a right to participate in the management of the Partnership or its operations. However,a majority in interest of the Limited Partners have the authority to (1) approve or disapprove the sale of all or substantially all of the assets of the Partnership in a single transaction or a related series of transactions, (2) dissolve the Partnership, (3) remove the General Partner, for cause, or (4) elect a substitute General Partner. Limited Partners holding 10% or more of the limited partnership interests have the right to call meetings of the Partnership and propose amendments to the Partnership Agreement.

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

The Partnership holds limited partnership interests in two (2) Local Limited Partnerships as of December 31, 1999. Set forth is a schedule of the Local Limited Partnerships including certain information concerning the Apartment Complexes.

Name and Location 							                        % of Units Occupied
(Number of Units)	  		          Date Acquired			 at December 31,

                                                 1999	1998	1997	1996	1995

Ashland Commons Associates		    March 30, 1984		 100%	100%  99%	100%	 99%
 Ashland, MA  (96)

Rockledge Apartments Associates	June 22, 1984	 		97%	  97% 	 98%	   97%	 98.2%
 Wakefield, MA  (60)

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

However, the legislature has issued regulations that allow for a Local Limited Partnership to elect to be marked to market with a restructuring of its existing debt. In addition, marked to market may also be accomplished without restructuring the debt. The legislature also has provided a Local Limited Partnership the option to "mark-up to market"; that is, upon expiration of its Section 8 subsidy contract, and if current market rents exceed contract rents, then the Local Limited Partnership may elect to contract with HUD at the higher rents for a period of five years as an incentive to maintain affordable housing.

Several industry sources have already commented to HUD and Congress that in the event the ACPA were fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "mark-to -market" debt from cancellation of indebtedness income treatment.

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
INTERESTS AND RELATED SECURITY HOLDER MATTERS:

Limited partnership interests are not traded in a public market but were sold through a public offering managed by American Investment Team, Inc. It is not anticipated that any public market will develop for the purchase and sale of any limited partnership interest. Limited partnership interests may be transferred only if certain requirements are satisfied. As of March 15, 2000, there were 325 registered holders of an aggregate of 3,700 units of limited partnership interests in the Partnership.

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


                                            Year Ended December 31,

OPERATIONS                      1999      1998     1997     1996     1995

Revenue	                        $	7,297 	 $	4,868	 $	2,610  $	1,389  $	1,884

Expenses	 	                      46,212	 	 45,472 	 46,464 	 45,891 	 46,948

Loss before share of losses of and
distributions from the Local
Limited Partnerships	          (	38,915) ( 40,604)( 43,854)( 44,502)(	45,064)

Distribution from Local Limited
Partnership		                    87,903	  	87,903		 87,903		 87,903		 87,064

Share of losses of Local Limited
Partnerships                    	 	-	        -      	 	-     	 	-     	 	-

Net income 	                   $	48,988  $ 47,299	$	44,049	$	43,401	$	42,000

Net income per weighted average
limited partnership unit      	$	12.98  	$	12.53 	$	11.67  $	11.50 	$	11.12


FINANCIAL POSITION

                                               December 31,
                            1999       1998      1997      1996      1995
Total assets                $	203,385 	$	155,218	$	108,175 	$	64,360 	$	20,946

Investment in Local Limited
   Partnerships            	$	-0-     	$	-0-    	$	-0-     	$	-0-    	$	-0-

Total liabilities          	$	16,280  	$	17,101 	$	17,357  	$	17,591 	$	17,578

Total partners'  capital   	$	187,105 	$	138,117	$	90,818  	$	46,769  $	3,368

Cash distributions per
   limited partnership unit	$	-0-     	$	-0-    	$	-0-     	$	-0-    	$	52.97

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

As of December 31, 1999, the Partnership has invested all of the net proceeds available for investment.

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

However, the legislature has issued regulations that allow for a Local Limited Partnership to elect to be marked to market with a restructuring of its existing debt. In addition, marked to market may also be accomplished without restructuring the debt. The legislature also has provided a Local Limited Partnership the option to "mark-up to market"; that is, upon expiration of its Section 8 subsidy contract, and if current market rents exceed contract rents, then the Local Limited Partnership may elect to contract with HUD at the higher rents for a period of five years as an incentive to maintain affordable housing.

Several industry sources have already commented to HUD and Congress that in the event the ACPA were fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "mark-to-market" debt from cancellation of indebtedness income treatment.

Cash distributions received from a Local Limited Partnership amounted to $87,903, $87,903, and $87,903 during the years ended December 31, 1999,
1998 and 1997, respectively. These distributions were used to meet the Partnership's obligations. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

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

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interests in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the years ended December 31, 1999, 1998 and 1997, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income for those years amounted to $239,501, $120,275 and $89,247, respectively. At December 31, 1999 and
1998, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $844,600 and $605,099, respectively, and, accordingly, have not been reflected in the Partnership's financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The Partnership's net income in 1999, 1998 and 1997 was due primarily to cash distributions received of $87,903, $87,903 and $87,903, respectively, from one Local Limited Partnership which offset the Partnership's net operating expenses in these years resulting in net income of $48,988, $47,299, and $44,049, respectively.

The Partnership incurs an annual program management fee payable to American Securities Team, Inc. ("AST") commencing in January, 1997 and to American Investment Team, Inc. ("AIT"), for the years prior thereto, both affiliates of the General Partner, for managing the affairs of the Partnership and for providing investor services to the limited partners. The fee to the affiliate is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $35,830, $36,651 and $36,907, for 1999, 1998 and 1997, respectively.

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

The Partnership has evaluated the potential impact of the situation commonly referred to as the "Year 2000 Problem". The Year 2000 Problem, which is common to most companies, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000. Year 2000 problems may not surface until after January 1, 2000. Management does not expect the Partnership to incur any significant expenses related to this issue.

ITEM 7(A)  MARKET RISK:

The Partnership maintains cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation
(FDIC) up to $100,000. The Partnership does not believe these financial instruments are subject to significant market risk.

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

JOHN M. CURRY, BS, MBA, CPM, GSP, RR, 57, is the founder, Chairman, Director, and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Curry has been responsible for the construction of over 4,000 units of multi-family housing at a cost of over $120,000,000 and 240,000 square feet of commercial space. Mr. Curry is a graduate of the University of San Francisco (BS, 1968) and the Harvard Graduate School of Business Administration (MBA, 1970). He is a licensed Real Estate Broker in Massachusetts and New York and a licensed Builder in Massachusetts.
His professional memberships include the Institute of Real Estate
Management with the classification of Certified Property Manager, the Greater Boston Real Estate Board, Builders Association of Greater Boston, and is listed in Who's Who in America.

JEFF E. EWING, BS, CPA, 34, is the President, Chief Financial Officer, Director and Shareholder of APT Financial Services, Inc. Mr. Ewing joined the company in December 1992, becoming its controller, and in December 1994, he became the Company's President and Chief Financial Officer. He is responsible for new business development, corporate operations and the development, implementation and review of all financial reporting systems as well as compliance with applicable tax and regulatory requirements. Prior to joining APT, Mr. Ewing was employed by Congress Realty Group of Companies as assistant controller and the accounting firm of Robert Ercolini and Company as a senior auditor. Mr. Ewing is a Certified Public Accountant in the Commonwealth of Massachusetts and a NASD registered Financial and Operations Principal. Mr. Ewing received his B.S. in Accountancy from Bentley College and is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants.

THERESE M. COCHRAN, CPM, 42, is a Director and Shareholder of APT Financial Services, Inc. and the President of American Properties Team, Inc., a wholly-owned subsidiary of APT Financial Services, Inc. She is responsible for the operations of the management company and new business development. Ms. Cochran currently serves as an Executive Member of the Community Associates Institute, is the Chairperson of the CAI Legislative Action Committee and is a member of the Institute of Real Estate Management having earned the designation of Certified Property Manager. Ms. Cochran has tendered her resignation to the Board of Directors effective December 31, 1999. No successor has been elected to date.

ELLIOT J. FEINER, BA, MBA, 61, is a Director and Shareholder of APT Financial Services, Inc. and its subsidiaries. Mr. Feiner graduated from Brown University (BA-Economics, 1959) and Suffolk University (MBA, 1962). He is a Certified Public Accountant. Mr. Feiner was Vice President of Finance for FMR Investment Management Services, Inc., a subsidiary of the Fidelity Group, and is currently self-employed.

J. STEWART HARVEY, JR., BSBA, MBA, 67, is a Director and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Harvey is Managing Director of Aberdeen American Inc., an investment firm. He has held the position since 1985. Prior to this, Mr. Harvey was Vice President and Director of Gardner and Preston Moss, Inc. He was Vice President and Director of Research for Fidelity Management and Research Company, the largest mutual funds firm in the country. Mr. Harvey is a graduate of Boston University (BSBA, 1960) and Northeastern University (MBA-Finance,
1966).

ROBERT E. HALLAGAN, BS, MBA, 56, is a Director and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Hallagan is President of Heidrick & Struggles, Inc., a worldwide executive search firm. He has been associated with the company since 1976. Prior to this, he was an Executive Vice President and Treasurer for Hawthorne Securities, and for the Boston Stock Exchange. Mr. Hallagan is a graduate of Deerfield Academy, Williams College (BS, 1966), and Harvard Graduate School of Business (MBA, 1970).

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

AMERICAN INVESTMENT TEAM, INC. ("AIT") is a Massachusetts corporation organized on August 13, 1982. AIT is an approved U.S. Department of Housing and Urban Development ("HUD") Title II nonsupervised mortgagee, Government National Mortgage Association (GNMA) approved lender, and was, until January 1, 1997, a NASD registered broker-dealer for both public and private placements. Until January 1, 1997, the company also served as investor services agent for over 570 clients who have invested $30 million of equity in the Company's developments.

AMERICAN SECURITIES TEAM, INC. ("AST") is a Massachusetts corporation organized on December 19, 1996. AST commenced operations on January 1, 1997, at which date it acquired AIT's NASD registered broker-dealer and investor services operations. The company serves as investor services agent for over 570 clients who have invested $30 million of equity in the Company's developments.

APT MANAGEMENT, INC. (formerly known as Curry Management, Inc.) is a
Massachusetts corporation organized on June 19, 1987.   The company
provides property management services to both multi-family and commercial properties. Currently, the company manages over 1,300 units of multi-family housing and 75,000 square feet of commercial space in Massachusetts, New York and Indiana. Of the 1,300 units under management, 1,200 are subsidized units through Federal and State programs including Section 8, Section 13A, and Section 236.


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

As of March 15, 2000, the ownership interests by the General Partner and its affiliates and holders of 5% or greater of outstanding limited partnership interests is as listed:

Title        Name and Address of       Amount and Nature of    Percentage of
of Class     Beneficial Ownership      Beneficial Ownership    Class

General
Partnership
Interest     APT Asset Management, Inc. $2,000   Capital       2.000%
             500 West Cummings Park              contribution
             Suite 6050                          directly
             Woburn, MA  01801                			owned

Limited
Partnership
Interest     John M. Curry              $5,000  Capital         .1351%
             211 Commodore Dr.                  contribution
             Jupiter, FL  33477        (5 units)directly
                                                owned

             Chistopher Burden         $275,000 Capital        7.4324%
             731 Hospital Trust Bldg.           contribution
             Providence, RI  02903   (275 units)directly
                                               	owned

             APT Asset Management, Inc.$ 7,000  Capital        1.7568%
             500 West Cummings Park             contribution
             Suite 6050                         directly
             Woburn, MA  01801        (65 units)owned


(b)	Changes in Control

None


ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has and will continue to have certain relationships with affiliates of the General Partner, as discussed in Item 11 and also Note 5 to the financial statements in Item 14, which is incorporated herein by reference. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partner.

PART IV

ITEM 14.	FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8K:
                                                                       	Page

(a) 1.		Financial Statements

        Independent Auditor's Report of Robert Ercolini & Company LLP	16 - 17

        Balance Sheets as of December 31, 1999 and 1998	                   18

        Statements of Income for the years ended
         December 31, 1999, 1998 and 1997	                                 19

        Statements of Partners' Capital (Deficiency) for the years ended
         December 31, 1999, 1998 and 1997	                                 20

        Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997	                                 21

        Notes to Financial Statements	                                22 - 25

(a) 2.		Financial Statement Schedules

        Schedules Applicable to Local Limited Partnerships

        Schedule III - Real Estate and Accumulated Depreciation as of
         December 31, 1999	                                                26

        Schedule IV - Mortgage Loans on Real Estate as of December 31,
         1999	                                                             27

        All other financial statement schedules have been omitted because the required information is shown in the financial statements or notes thereto or they are not applicable.

        Individual financial statements of the Local Limited Partnerships for the years ended December 31, 1999, 1998 and 1997

        -Ashland Commons Associates	                                  28 - 37
        -Rockledge Apartments Associates	                             38 - 47

(a) 3.Exhibits

       The exhibits listed on the accompanying Index to Exhibits on page 48 are filed as part of this report or incorporated herein by reference.

(b)		Reports on Form 8-K

      No reports on Form 8-K were filed by the Partnership during the fiscal quarter ended December 31, 1999.

                          	INDEPENDENT AUDITOR'S REPORT



To the Partners of
APT Housing Partners Limited Partnership
Woburn, Massachusetts


We have audited the accompanying balance sheets of APT Housing Partners Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income, partners' capital (deficiency), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Ashland Commons Associates and Rockledge Apartments Associates ("Local Limited Partnerships"), the investments in which, as discussed in Note 3 to the financial statements, are accounted for by the equity method of accounting. The Partnership's cumulative share of losses of and distributions from the Local Limited Partnerships have exceeded its investments therein. Accordingly, the Partnership has reduced the investments to zero and has suspended application of the equity method. The financial statements of the Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of APT Housing Partners Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December
31, 1999 in conformity with generally accepted accounting principles.

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


Robert Ercolini & Company LLP

Boston, Massachusetts
February 18, 2000

                     APT HOUSING PARTNERS LIMITED PARTNERSHIP

                                 	BALANCE SHEETS

                                     	ASSETS



                                                   December 31,

                                               1999           1998

Investment in Local Limited Partnerships      	$	-           	$	-
Cash and cash equivalents                   	  	203,385     	 	155,218

   Total assets                              	$	203,385      $	155,218


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
 Accrued expenses -
  Affiliate                                  	$	  7,780     	$	  8,601
  Professional fees                              	8,500       	 	8,500

   Total liabilities                         	  	16,280        	17,101

Commitments and contingencies

Partners' capital (deficiency):
 General partner                           	(  	35,583)    	( 	36,563)
 Limited partner, 3,700 partnership units
  authorized, issued and outstanding       	  	222,688       	174,680

  Total partners' capital (deficiency)     	  	187,105       	138,117

  Total liabilities and partners'
   capital (deficiency)                     	$	203,385     	$	155,218

See notes to financial statements

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP

                            	STATEMENTS OF INCOME



                                  For the years ended December 31,
                                  1999           1998          1997

Interest income                  	$	7,297        $	4,868      	$	2,610

Operating expenses:
 Management fees - affiliate     		35,830       		36,651      		36,907
 Administrative                 	 	10,382       	 	8,821        	9,557

  Total operating expenses      	 	46,212        	45,472     	 	46,464

Loss before share of losses of
 and distributions from
 Local Limited Partnerships    	( 	38,915)     ( 	40,604)   	( 	43,854)

Distribution from Local Limited
 Partnership                      	87,903       		87,903      		87,903

Share of losses of Local
 Limited Partnerships              	 	-           	 	-          	 	-

Net income                      	$	48,988       $	47,299     	$	44,049

Limited partners' interest in
 net income                     	$	48,008      	$	46,353     	$	43,168

Weighted average number of outstanding
 limited partnership units        	3,700        	 	3,700      	 	3,700

Net income per limited
 partnership unit               	$	12.98       	$	12.53      	$	11.67

See notes to financial statements

                  	APT HOUSING PARTNERS LIMITED PARTNERSHIP

                	STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)

             	FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997



                             General        Limited
                             Partner        Partners       Total

Balance, December 31, 1996 	($	38,390)     	$	85,159      	$	46,769

Net income                     	 	881      	 	43,168        	44,049

Balance, December 31, 1997	( 	37,509)     	 	128,327      	 	90,818

Net income                    	 	946       	 	46,353      	 	47,299

Balance, December 31, 1998	( 	36,563)     	 	174,680     	 	138,117

Net income                    	 	980       	 	48,008      	 	48,988

Balance, December 31, 1999 ($	35,583)     	$	222,688     	$	187,105

See notes to financial statements

                       APT HOUSING PARTNERS LIMITED PARTNERSHIP

                              	STATEMENTS OF CASH FLOWS


                                       For the years ended December 31,

                                  1999               1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                      	$	48,988          	$	47,299      	$	44,049
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Change in operating assets and liabilities:
    Increase (decrease) in
     accrued expenses              	( 	821)           	( 	256)       	( 	234)

 Net cash provided by operating
  activities                     	 	48,167          	 	47,043      	 	43,815

Net increase in cash and cash
 equivalents                     	 	48,167          	 	47,043      	 	43,815

Cash and cash equivalents,
 beginning of year              	 	155,218         	 	108,175      	 	64,360

Cash and cash equivalents,
 end of year                    	$	203,385         	$	155,218      $	108,175



See notes to financial statements

                   	APT HOUSING PARTNERS LIMITED PARTNERSHIP

	                         NOTES TO FINANCIAL STATEMENTS

              	FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

The general partner of the Partnership is APT Asset Management, Inc. APT Asset Management, Inc. also owns 65 limited partnership units which it acquired at an aggregate cost of $7,000 during 1997. The Partnership Agreement, as amended, authorized the issuance of 3,700 limited partnership units, all of which were issued and are outstanding.

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

Investment securities:

Investment securities are classified as available for sale and as a result are stated at fair value. Management determines the appropriate classification of securities at the time of purchase and reevaluates such determination on each balance sheet date. Amortization of premiums and accretion of discounts are reflected in interest income. Realized gains and losses on the sale of securities are included in operations. The cost of securities sold is determined using the specific identification method.

                     	APT HOUSING PARTNERS LIMITED PARTNERSHIP

1.	Organization and summary of significant accounting policies - continued:

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds and at December 31, 1998, a short-term U.S. Treasury Bill with a carry value of $99,311. Cash equivalents are carried at fair value which approximates their cost.

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

For the years ended December 31, 1999, 1998 and 1997, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $239,501, $120,275 and $89,247, respectively. The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $844,600 at December 31, 1999 and $605,099 at December 31, 1998. Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

The Partnership's tax bases of the investments in the Local Limited Partnerships aggregate ($3,893,472) and ($3,805,491) at December 31, 1999 and 1998, respectively.

During 1999, 1998 and 1997, the Partnership received distributions of $87,903, $87,903, and $87,903, respectively, from Ashland which were received subsequent to the reduction of the Partnership's investment balance to zero. Accordingly, these distributions have been included as income in the accompanying statements of income.

                 	APT HOUSING PARTNERS LIMITED PARTNERSHIP

3.	Investment in Local Limited Partnerships - continued:

Summarized audited balance sheet information on a combined basis for the Local Limited Partnerships as of December 31, 1999 and 1998 was as follows:


                                                December 31,

                                         1999                 1998
Rental property                         	$	7,597,934         	$	7,597,934
Accumulated depreciation               	( 	4,572,123)       	( 	4,305,934)
Cash and cash equivalents                  		348,807            		440,292
Restricted assets and deposits             		626,810            		675,912
Other assets                             	  	107,788          	  	114,401

   Total assets                        	  	4,109,216           	4,522,605

Mortgage loans payable                    	5,830,851          		5,889,508
Other liabilities                        	  	173,623             	185,879

   Total liabilities                   	  	6,004,474        	  	6,075,387

Partners' capital (deficiency)         	($	1,895,258)        ($	1,552,782)

Composition of partners' capital (deficiency):
   General partners                      	($	129,366)         	($	114,294)
   Limited Partners                   	(  	1,765,892)      	(  	1,438,488)

   Partners' capital (deficiency)      	($	1,895,258)        ($	1,552,782)

Summarized audited income statement information on a combined basis for the Local Limited Partnerships for the years ended December 31, 1999, 1998 and 1997 was as follows:

                                  For the years ended December 31,

                               1999           1998          1997
Revenues                      	$	1,647,968   	$	1,662,118  	$	1,661,392

Net income (loss)              	($	250,431) 	  ($	125,537)   	($	92,975)


4.	Cash and cash equivalents:

The Partnership maintains cash and cash equivalent balances in a financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 1999, the Partnership's uninsured cash and cash equivalent balances totaled $97,970. At December 31, 1998, cash equivalents included a three month U.S. Treasury Bill which is backed by the full faith and credit of the U.S. Government and the remainder of the Partnership's cash and cash equivalent balances were fully insured.

                    	APT HOUSING PARTNERS LIMITED PARTNERSHIP

4.	Cash and cash equivalents -continued:

The Partnership's investment in the U.S. Treasury Bill earned interest at the rate of 4.00% and it matured on February 11, 1999. The estimated fair value of the investment approximated its amortized cost and therefore, there were no significant unrealized gains or losses as of December 31, 1998. There were no realized gains or losses on the disposition of investment securities.

5.	Transactions with related parties:

Commencing in January, 1997, American Securities Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for the years ended December 31, 1999, 1998 and 1997 amounted to $35,830, $36,651, and $36,907, respectively. Of these amounts, $7,780 and $8,601 remained unpaid at December 31, 1999 and 1998, respectively.

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

The carrying amounts of cash and cash equivalents and accrued expenses at December 31, 1999 and 1998 approximate their fair values because of the short-term maturity of these instruments.

7.	Year 2000 considerations (unaudited):

The Partnership recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The issue is whether computer systems and related applications will properly recognize date-sensitive information when the year changes to 2000. The Partnership primarily uses commercially licensed software products that have been made Year 2000 compliant; therefore, management does not anticipate any significant risk associated with its internal systems. Year 2000 problems may not surface until after January 1, 2000.

Management is of the opinion that it will not be adversely affected should its vendors or tenants encounter problems in complying with the Year 2000 software and hardware issues and does not anticipate any interruption of business.

The financial impact to the Partnership of Year 2000 remediation costs, if any, is not expected to be significant to the financial statements.

                      	APT HOUSING PARTNERS LIMITED PARTNERSHIP
	                                    SCHEDULE III
	      REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS
	                           Property Pledged as Collateral
	                                  DECEMBER 31, 1999


                                                                 Cost
                                                                 Capitalized
                            Initial Cost to Partnership          Subsequent to
                                          Buildings and          Acquisition:
Description   Encumbrances  Land          Improvements           Improvements

Apartment
Complexes

Rockledge
Apartments
Associates
Wakefield, MA    (a)      	 $90,000      	$	1,426,190            	$	462,170
                                                                      Year of
              Gross Amount at which Carried of Period                 Con-
      	                    Buildings and                 Accuulated   struction
              Land         Improvements       Total(c)   Depreciation Renovation
              $	90,000    	$	1,888,360       $	1,978,360 $	1,272,932  1973

                           Life on which
                           Depreciation in
                           Latest Income
              Date         Statement is
              Acquired     Computed
              June, 1984   25 years

                                                           Cost
                                                           Capitalized
                            Initial Cost to Partnership    Subsequent to
                                           Buildings and    Acquisition
Description    Encumbrances Land           Improvements    Improvements
Ashland Commons
Associates
Ashland, MA   (a)          	215,210      	 	5,560,343    	( 	155,979)	(b)

              Gross Amount at which Carried At Close Period
                              Buildings and                  Accumulated
              Land            Improvements        Total (c)  Depreciation
              215,210        	5,404,364        	 	5,619,574 	3,299,191

              Year of                             Depreciation in
              Constru-                            Latest Income
              ction           Date                Statement is
              Renovation      Acquired            Computed

              1982            March, 1984         25 years


   	$305,210	$6,986,533 	$306,191 	$305,210 	$7,292,724 	$7,597,934	$4,572,123

(a)	Properties are subject to mortgage notes as shown in Schedule IV.
(b)	Net of retirements
(c)	The aggregate cost for Federal income tax purposes at December 31 ,1999 is as follows:
    Rockledge Apartments
    Associates -         	$	1,978,360

    Ashland Commons
    Associates -        	  	4,970,347

      Total              	$	6,948,707


             Cost of Property and Equipment   Accumulated Depreciation
                                  ear Ended December 31,
             1999       1998       1997       1999       1998       1997


Balance at
beginning
of period	   $7,597,934	$7,597,934	$7,597,934	$4,305,934	$4,039,745	$3,773,556

Additions
 during period:
 Improvements
 Depreciation
 expense	                                       	266,189 		 266,189 		 266,189

Reductions during period:
 Dispositions

Balance at
end of
period    	$7,597,934	$7,597,934 	$7,597,934 	$4,572,123	$4,305,934	$4,039,745

                   	APT HOUSING PARTNERS LIMITED PARTNERSHIP
	                                SCHEDULE IV
	          MORTGAGE LOANS ON REAL ESTATE OF LOCAL LIMITED PARTNERSHIPS
	                              DECEMBER 31, 1999

                                                                Principal
                         Peri                                   Amount of Loans
                   Final odic                                   Subject to
Mort               Matu  Pay           Face       Carrying      Delinquent
gage      Interest rity  ment   Prior  Amount of  Amount of     Principal
Loan      rate(s)  Date  Terms  Liens  Mortgages  Mortgages(a)  or Interest

Rockledge
Apartments
Associates 7.5485% 7/1/19 monthly None	$1,477,000	$1,176,466    None

Ashland
Commons
Associates 11.728% 5/1/24 monthly None 	5,108,100 	4,654,385    None

                                     	 $6,585,100 $5,830,851

(a)	The aggregate carrying amounts for Federal income tax purposes at
    December 31, 1999 are the same as those amounts listed above.


                                     Carrying Amount of Mortgages
                                        Year Ended December 31,
                                1999             1998            1997
Balance at beginning of period 	$	5,889,508     	$	5,942,838    	$	5,991,356
Additions during period:
 New mortgage loans
 Other (describe)
Deductions during period:
 Payments of principal           ( 	58,657)        ( 	53,330)    	( 	48,518)
Other (describe)

Balance at end of period      	$	5,830,851      	$	5,889,508    	$	5,942,838

                       ASHLAND COMMONS ASSOCIATES
                        (a limited partnership)
                         PROJECT NO: 023-35279


                    REPORT ON FINANCIAL STATEMENTS


             YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                   CONTENTS
	                                                                       Page

Independent Auditors' Report	                                           3

Financial Statements:
Balance Sheet	                                                          4
Statement of Operations	                                                5
Statement of Partners' Deficit	                                         6
Statement of Cash Flows	                                                7
Summary of Accounting Policies	                                         8
Notes to Financial Statements	                                          9

                          INDEPENDENT AUDITORS' REPORT


                                                   							January 26, 2000

To the Partners of
Ashland Commons Associates
Woburn, Massachusetts


We have audited the accompanying balance sheet of Ashland Commons Associates, HUD Project No. 023-35279, (a limited partnership) as of December 31, 1999, 1998 and 1997 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashland Commons Associates as of December 31, 1999, 1998, and 1997 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

                        ASHLAND COMMONS ASSOCIATES
                          (a limited partnership)
                           PROJECT NO: 023-35279

                                                 DECEMBER 31,
                                    1999         1998         1997

                             ASSETS

Property and Equipment
 (Mortgaged) - Note 2
 Land                               $  215,210    $  215,210   $  215,210
 Building                            5,030,902     5,030,902    5,030,902
 Equipment and furnishings             373,462       373,462      373,462
                                     5,619,574     5,619,574    5,619,574

 Less:
  Accumulated Depreciation           3,299,191     3,097,995    2,896,799

 Net Property and Equipment          2,320,383     2,521,579    2,722,775

Cash and Cash Equivalents               82,179       182,927      219,932
Rents and Other Receivables              9,012         8,153        5,252
Prepaid Expenses                        10,272        10,337       10,322
Escrow Deposits                         71,230        57,234       75,536
Restricted Cash -
 Tenants' Security Deposits             15,880        14,262       14,612
Reserve for replacements               212,165       286,321      266,538
Residual Receipts Reserve              184,355       174,885      165,700
Deferred Charges                        83,617        88,525       93,433
                                    $2,989,093    $3,344,223   $3,574,100

                       LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
 Mortgage Loan Payable - Note 2     $4,654,385    $4,685,875   $4,713,895
 Accrued Interest Payable               45,489        45,797       46,071
 Accounts Payable and
  Accrued Expenses                      41,891        42,917       58,650
 Tenants' Security Deposits
  Payable                               15,039        14,224       14,612
 Prepaid Rents                           3,207         6,467          167

           TOTAL LIABILITIES         4,760,011     4,795,280    4,833,395

COMMITMENTS AND CONTINGENCIES
 Notes 2,3 and 4

PARTNERS' DEFICIT - Note 4
 General Partners                     (130,659)      (116,265)   (107,636)
 Limited Partners                   (1,640,259)    (1,334,792) (1,151,659)

          TOTAL PARTNERS' DEFICIT   (1,770,918)    (1,451,057) (1,259,295)
                                    $2,989,093     $3,344,223  $3,574,100

See accompanying summary of accounting policies and notes to financial statements.

                            ASHLAND COMMONS ASSOCIATES
                             (a limited partnership)
                              PROJECT NO: 023-35279

                             STATEMENT OF OPERATIONS

                                          YEAR ENDED DECEMBER 31,
                                     1999            1998          1997
RENT AND RELATED INCOME              $1,233,498      $1,227,708    $1,222,987

OPERATING EXPENSES:
 Administrative & Marketing             143,116         142,342       155,371
 Utilities                               70,427          72,346        57,270
 Maintenance and Repair                 384,411         256,393       224,503
 Real Estate Tax                         74,246          73,596        66,827
 Interest                               570,938         574,518       577,914
 Insurance                               39,796          34,886        34,885
 Depreciation and Amortization          206,104         206,104       206,104

 Total Operating Expenses             1,489,038       1,360,185     1,322,874

OPERATING LOSS                        ( 255,540)      ( 132,477)    (  99,887)

OTHER INCOME - Interest                  27,724          32,760        37,339

NET INCOME (LOSS)                    $ (227,816)      $ (99,717)     $(62,548)

NET INCOME (LOSS) TO GENERAL
 PARTNERS                            $ ( 10,252)      $ ( 4,487)     $( 2,815)

NET INCOME (LOSS) to LIMITED
 PARTNERS                            $ (217,564)      $ (95,230)     $(59,733)


See accompanying summary of accounting policies and notes to financial statements

                        ASHLAND COMMONS ASSOCIATES
                          (a limited partnership)
                           PROJECT NO: 023-35279

                       STATEMENT OF PARTNERS' DEFICIT

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997


                                                    General       Limited
                                      Total         Partner       Partners
Balance, at December 31, 1996         $(1,104,702)  $  (100,679)  $(1,004,023)

Net Loss                               (   62,548)     (  2,815)   (   59,733)

Distributions                          (   92,045)     (  4,142)   (   87,903)

BALANCE, at December 31, 1997          (1,259,295)     (107,636)   (1,151,659)

Net Loss                               (   99,717)     (  4,487)   (   95,230)

Distributions                          (   92,045)     (  4,142)   (   87,903)

BALANCE, at December 31, 1998          (1,451,057)     (116,265)  (1,334,792)

Net Loss                               (  227,816)     ( 10,252)  (  217,564)

Distributions                          (   92,045)     (  4,142)  (   87,903)

BALANCE, at December 31, 1999         $(1,770,918)    $(130,659) $(1,640,259)

Percentage of interest in
 profit and losses                      100%           4.5%      95.5%

See accompanying summary of accounting policies and notes to financial statements

                            ASHLAND COMMONS ASSOCIATES
                              (a limited partnership)
                               PROJECT NO: 023-35279

                               STATEMENT OF CASH FLOWS

                                             YEAR ENDED DECEMBER 31,
                                          1999        1998        1997

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (Loss)                         $(227,816)  $( 99,717)  $( 62,548)

Adjustments to reconcile Net Income(Loss)
 to Net Cash Provided (Used) by Operating
 Activities:
  Depreciation and Amortization             206,104     206,104     206,104
  (Increase) Decrease in Receivables       (    859)   (  2,901)   (  2,193)
  (Increase) Decrease in Prepaid Expenses        65    (     15)        123
  (Increase) Decrease in Escrow Deposits   ( 13,996)     18,302    ( 14,196)
  (Increase) Decrease in Restricted Cash   (  1,618)        350    (    109)
  Increase (Decrease) in Accounts Payable
   and Accrued Expenses                    (  1,334)   ( 16,007)     30,311
  Increase (Decrease) in Tenants
   Security Deposits                            815    (    388)        700
  Increase (Decrease) in Prepaid Rents     (  3,260)      6,300         166

Net Cash Provided (Used) by
 Operating Activities                      ( 41,899)    112,028     158,358

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) Decrease in Reserve
   for Replacements                          74,156    ( 19,783)   ( 41,229)
 (Increase) Decrease in Residual
   Receipts Reserve                        (  9,470)   (  9,185)   ( 80,242)

Net Cash Provided (Used) by Investing
 Activities                                  64,686    ( 29,968)   (121,471)

CASH FLOW FROM FINANCING ACTIVITIES:
 Decrease in Mortgage Loan Payable         ( 31,490)   ( 28,020)   ( 24,934)
 Distributions to Partners                 ( 92,045)   ( 92,045)   ( 92,045)

Net Cash Used by Financing Activities      (123,535)   (120,065)   (116,979)

Net Increase (Decrease) in Cash and
 Cash Equivalents                          (100,748)   ( 37,005)   ( 80,092)

Cash and Cash Equivalents,
 Beginning of Year                          182,927     219,932     300,024

Cash and Cash Equivalents,
 End of Year                             $   82,179   $ 182,927   $ 219,932

Supplemental Disclosure:
 Cash Paid During Year of Interest       $  571,180   $ 574,808   $ 576,623

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

NOTE 2 - MORTGAGE LOAN PAYABLE

The mortgage note is insured by the Federal Housing Administration (FHA) and is payable in monthly installments of approximately $48,283, including interest at 11.728% per annum, through 2024. Annual principal payments for the next five years will be as follows:

                				Year			 Amount
                    2000    $35,387
                    2001     39,768
                    2002     44,691
                    2003     50,223
                    2004     56,441

The partnership is required to make monthly payments of $2,094 into a fund for replacements. Withdrawals from this fund can only be made upon the approval for the Federal Housing Commissioner.

The partnership and its partners have no personal liability on the mortgage loan; the mortgaged property is the only collateral for the loan.


NOTE 3 - RELATED PARTY TRANSACTIONS

The partnership pays a 4.5% management fee based on gross revenues collected, which, at present, is capped at $43 PUPM, to an affiliate of a general partner, and $506 per month for bookkeeping. In addition, the affiliate receives fees for other services rendered. Further, the management company is reimbursed at cost for salaries and wages and related employee expenses such as payroll taxes, health insurance, disability insurance, worker compensation and other insurance.

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

                       ROCKLEDGE APARTMENTS ASSOCIATES
                          (a limited partnership)
                           PROJECT NO: 71-187-N


                        REPORT ON FINANCIAL STATEMENTS


                YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

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


                                                    							January 27, 2000

To the Partners of
Rockledge Apartments Associates
Woburn, Massachusetts


We have audited the accompanying balance sheet of MHFA Project No. 71-187-N Rockledge Apartments Associates, (a limited partnership) as of December 31, 1999, 1998 and 1997 and the related statements of operations, partners'equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockledge Apartments Associates as of December 31, 1999, 1998, and 1997 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

                         ROCKLEDGE APARTMENTS ASSOCIATES
                            (a limited partnership)
                             PROJECT NO: 71-187-N

                                 BALANCE SHEET


                                               DECEMBER 31,
                                         1999         1998        1997

                             ASSETS
Property and Equipment
 (Mortgaged) - Note 2
 Land                                    $   90,000   $   90,000  $   90,000
 Building                                 1,624,825    1,624,825   1,624,825
 Equipment and furnishings                  263,535      263,535     263,535
                                          1,978,360    1,978,360   1,978,360
 Less:
  Accumulated Depreciation                1,272,932    1,207,939   1,142,946

 Net Property and Equipment                 705,428      770,421     835,414

Cash and Cash Equivalents                   266,628      257,365     243,429
Rents and Other Receivables                   4,887        7,386       5,266
Escrow Deposits                              17,641       18,387      26,604
Restricted Cash -
 Tenants' Security Deposits                  26,281       26,611      25,287
Reserve for Replacements                     99,258       98,212     104,513
                                         $1,120,123   $1,178,382  $1,240,513

                          LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
 Mortgage Loan Payable - Note 2         $1,176,466    $1,203,633  $1,228,943
 Note Payable Affiliate (Note 3)            20,046        20,046      28,052
 Accrued Interest Payable                    1,537         1,695       1,841
 Accounts Payable and Accrued Expenses      20,590        29,749      28,731
 Tenants' Security Deposits Payable         25,409        24,869      25,287
 Prepaid Rents                                 415           115       3,564

 TOTAL LIABILITIES                       1,244,463     1,280,107   1,316,418

COMMITMENTS AND CONTIGENCIES
 Notes 2,3 and 4
PARTNERS' DEFICIT - Note 4
 General Partner                             1,293         1,971       2,746
 Limited Partner                        (  125,633)    ( 103,696)  (  78,651)

 TOTAL PARTNERS' DEFICIT                (  124,340)    ( 101,725)  (  75,905)
                                        $1,120,123     $1,178,382 $1,240,513

See accompanying summary of accounting policies and notes to financial statements

                       ROCKLEDGE APARTMENTS ASSOCIATES
                          (a limited partnership)
                           PROJECT NO: 71-187-N

                          STATEMENT OF OPERATIONS

                                          YEAR ENDED DECEMBER 31,
                                     1999           1998          1997

RENT AND RELATED INCOME              $  373,637     $  386,277    $  383,550

OPERATING EXPENSES:
 Administrative & Marketing              86,128         93,960        85,095
 Utilities                               44,696         42,070        47,791
 Maintenance and Repair                 151,824        157,588       167,323
 Real Estate Tax                         37,432         39,577        34,785
 Interest                                18,788         23,326        25,976
 Insurance                                5,500          5,956         5,530
 Depreciation and Amortization           64,993         64,993        64,993

 Total Operating Expenses               409,361        427,470       431,493

OPERATING INCOME (LOSS)              (   35,724)     (  41,193)     ( 47,943)

OTHER INCOME - Interest                  13,109         15,373        17,516

NET INCOME (LOSS)                   $(   22,615)    $(  25,820)    $( 30,427)

NET INCOME (LOSS) TO GENERAL
 PARTNERS                           $(      678)    $(     775)    $(    913)

NET INCOME (LOSS) to LIMITED
 PARTNERS                           $(   21,937)    $(  25,045)    $( 29,514)

See accompanying summary of accounting policies and notes to financial statements

                      ROCKLEDGE APARTMENTS ASSOCIATES
                         (a limited partnership)
                          PROJECT NO: 71-187-N

                  STATEMENT OF PARTNERS' EQUITY (DEFICIT)

               FOR YEARS ENDED DECEMBER 31, 1999, 1998, 1997


                                                 General          Limited
                                   Total         Partner          Partner

Balance, at December 31, 1996      $(  45,478)   $   3,659        $(  49,137)

Net loss                            (  30,427)    (    913)        (  29,514)

BALANCE, at December 31, 1997       (  75,905)       2,746         (  78,651)

Net loss                            (  25,820)    (    775)        (  25,045)

BALANCE, at December 31, 1998       ( 101,725)       1,971         ( 103,696)

Net loss                            (  22,615)    (    678)        (  21,937)

BALANCE, at December 31, 1999      $( 124,340)   $   1,293        $( 125,633)

Percent of interest in
 profit and losses                    100%            3%               97%


See accompanying summary of accounting policies and notes of financial statements

                          ROCKLEDGE APARTMENTS ASSOCIATES
                              (a limited partnership)
                               PROJECT NO: 71-187-N

                              STATEMENT OF CASH FLOWS


                                            YEAR ENDED DECEMBER 31,
                                         1999          1998        1997

CASH FLOWS FROM ACTIVITIES:
Net Loss                                 $(  22,615)   $(  25,820) $(  30,427)

Adjustments to reconcile Net Loss
 to Net Cash Provided (Used) by
 Operating Activities:
  Depreciation and Amortization              64,993        64,993      64,993
  (Increase) Decrease in Receivables          2,499     (   2,120)  (   1,930)
  (Increase) Decrease in Escrow Deposits        746         8,217   (  10,385)
  (Increase) Decrease in Restricted Deposits    330     (   1,324)  (     184)
  Increase (Decrease) in Accounts Payable
   and Accrued Expenses                   (   9,317)          872       9,793
  Increase (Decrease) in Tenants
   Security Deposits                            540     (     418)      1,929
  Increase (Decrease) in Prepaid Rents          300     (   3,449)      3,562

Net Cash Provided (Used) by
 Operating Activities                        37,476        40,951      41,211

CASH FLOW FROM INVESTING ACTIVITIES:
 (Increase) Decrease in Reserve
  for Replacements                        (  1,046)         6,301      68,828

CASH FLOW FROM FINANCING ACTIVITIES:
 Decrease in Mortgage Loan Payable        ( 27,167)     (  25,310)  ( 23,584)
 Note Payable - Affiliate                      -        (   8,006)  (  7,870)

Net Cash Used by Financing Activities     ( 27,167)     (  33,316)  ( 31,454)

Net Increase (Decrease) in Cash
 and Cash Equivalents                        9,263         13,936     78,585

Cash and Cash Equivalents,
 Beginning of Year                         257,365        243,429    164,844

Cash and Cash Equivalents,
 End of Year                             $ 266,628      $ 257,365  $ 243,429

Supplemental Disclosure:
 Cash Paid During Year For Interest      $  28,793      $  22,626  $  24,488

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

NOTE 2 - MORTGAGE LOAN PAYABLE

The mortgage note is payable to the Massachusetts Housing Finance Agency (MHFA) over a 40 year period, in monthly installments of approximately $3,841 (after interest subsidy payments of $6,597 monthly), including interest at 7.5485% per annum thru 2018. Principal payments for the next five years are as follows:

                2000     $29,163
                2001      31,311
                2002      33,623
                2003      36,113
                2004      38,794

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

                      	APT HOUSING PARTNERS LIMITED PARTNERSHIP

                               	FINANCIAL DATA SCHEDULE


This schedule contains summary financial information extracted from the balance sheet and statement of income on pages 18 through 19 of the Partnership's 1999 Annual Report on Form 10-K and is qualified in its entirety by reference to such financial statements.


Item Number   Item Description                                 Year End 1999
5-02(1)       Cash and cash items                             	$	203,385
5-02(2)       Marketable securities                               	-0-
5-02(3)(a)(1) Notes and accounts receivable-trade                		-0-
5-02(4)       Allowance for doubtful accounts                    		-0-
5-02(6)       Inventory                                          		-0-
5-02(9)       Total current assets                             		203,385
5-02(13)      Property, plant and equipment                      		-0-
5-02(14)      Accumulated depreciation                            	-0-
5-02(18)      Total assets                                       203,385
5-02(21)      Total current liabilities                         		16,280
5-02(22)      Bonds, mortgages and similar debt                  		-0-
5-02(28)      Preferred stock-mandatory redemption               		-0-
5-02(29)      Preferred stock-no mandatory redemption            		-0-
5-02(30)      Common stock                                       		-0-
5-02(31)      Other stockholders' equity                       		187,105
5-02(32)      Total liabilities and stockholders' equity       		203,385


Item Number   Item Description                                Year Ended 1999
5-03(b)1(a)   Net sales of tangible products                 	$	   -0-
5-03(b)1      Total revenues                                    		95,200
5-03(b)2(a)   Cost of tangible goods sold                        		-0-
5-03(b)2      Total costs and expenses applicable to sales and
               revenues                                          		-0-
5-03(b)3      Other costs and expenses                          		46,212
5-03(b)5      Provision for doubtful accounts and notes          		-0-
5-03(b)(8)    Interest and amortization of debt discount         		-0-
5-03(b)(10)   Income before taxes and other items               		48,988
5-03(b)(11)   Income tax expense                                 		-0-
5-03(b)(14)   Income/loss continuing operations                 		48,988
5-03(b)(15)   Discontinued operations                            		-0-
5-03(b)(17)   Extraordinary items                                		-0-
5-03(b)(18)   Cumulative effect- changes in accounting principles		-0-
5-03(b)(19)   Net income or loss                                		48,988
5-03(b)(20)   Earnings per share-primary                        		12.98
5-03(b)(20)   Earnings per share-fully diluted                  		12.98

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


                                    APT HOUSING PARTNERS LIMITED PARTNERSHIP




                                     By:  APT Asset Management, Inc.
                                          General Partner



                                        	By:[SIGNATURE]
Date: March 28, 2000                       Jeff E. Ewing - President
                                           APT ASSET MANAGEMENT, INC.



































Shared/Bruno/APT401K/APTHS9910K.FS




17


19
	See notes to financial statements.

20
	See notes to financial statements.

25


52