Form 10-Q
period 2000-03-31
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 2000-05-15
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                 _______________________________________________

                                   Form 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934.

                _______________________________________________


    For the Three Months Ended March 31, 2000 commission file number 2-84474

                   APT Housing Partners Limited Partnership
            (Exact name of registrant as specified in its charter)

 Massachusett                          04-2791736
(State or other jurisdiction of 					 (IRS Employer Identification No.)
incorporation or organization)

500 West Cummings Park,  Suite 6050,  Woburn,  Massachusetts    01801
(Address of principal executive offices)					                   (Zip Code)

      Registrant's telephone number, including area code  (781) 935-4200


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


            Yes             X                     No______________

                    This document contains 14 pages.

                                   PART I

ITEM 1.	FINANCIAL STATEMENTS


                   APT HOUSING PARTNERS LIMITED PARTNERSHIP
                             BALANCE SHEETS


                                 ASSETS

                                     										 March 31,  	 December 31,
                                                2000         1999
                                                (unaudited)  (audited)

Investment in Local Limited Partnerships					$    -0-    	   $    -0-
Cash and Cash Equivalents						           	    205,687 	       203,385

	Total Assets	             						           	$ 205,687	      $ 203,385


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  	Accrued Expenses -
      	    Affiliate		                 						$  17,130   	   $   7,780
     	     Professional Fees							             13,500	          8,500

	Total Liabilities			                     			   30,630   	      16,280

Commitments and Contingencies

Partner's Capital (Deficit):
  	General Partners		                   					(  35,824)	      ( 35,583)
	 	Limited Partners, 3,700 partnership units
	   authorized, issued and outstanding  					  210,881	        222,688

	Total Partners' Capital (Deficit)	       			  175,057	        187,105

	Total Liabilities and
  Partners' Capital (Deficiency)	             $205,687        $203,385


                 See  accompanying notes to financial statements

                                    PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                        					Three Months 			Three Months
							                                          Ended		 	      Ended
							                                      March 31, 2000 	March 31, 1999

Interest Income	                             $  2,302	       $ 1,400

Operating Expenses:

	Management fees - affiliate	                   9,350 	        9,350
	Administrative 	                               5,000	          -0-

		Total Operating Expenses                 	   14,350  	       9,350

Loss Before Share of Losses of
	and Distributions from Local
	Limited Partnerships	                        (12,048)	    (   7,950)

Distribution from Local Limited Partnership	      -	             -

Share of Losses of Local Limited Partnerships	    -      	       -

Net Income (Loss)	                            ($12,048)	     ($7,950)

Limited Partners' Interest in
	Net Income (Loss)	                           ($11,807)	    ($ 7,791)

Weighted Average Number of Outstanding
   	Limited Partnership Units   	                3,700    	    3,700

Net Income (Loss) Per
	Limited Partnership Unit	                   ($   3.19)	   ($   2.11)


                See accompanying notes to financial statements

                                    PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)



                 APT HOUSING PARTNERS LIMITED PARTNERSHIP
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                          										Three Months Ended
 									     	                                          March 31,
	 									                                          2000          1999
Cash Flows From Operating Activities:
	Net Income (Loss)				 			                          ($12,048)	     ($ 7,950)
	Adjustments to reconcile net income (loss)
   to net cash provided by (used by) operating activities:
		  Change in operating assets and liabilities:
   		Increase (decrease) in accrued expenses		       14,350	            749

	Net Cash provided by (used by) operating activities: 2,302	       (  7,201)

Cash Flows From Financing Activities:
	Distributions to limited partners					                 -		            -
	Distributions to general partner				           	       -      	       -

	Net cash used in financing activities					             -     	        -

Net Increase (Decrease) in cash and cash equivalents  2,302	      (   7,201)

Cash and Cash Equivalents, Beginning of Period				  203,385	        155,218

Cash and Cash Equivalents, End of Period					      $205,687	       $148,017


See accompanying notes to financial statements

                 APT HOUSING PARTNERS LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS


1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Financial Statements:

The accompanying balance sheet as of March 31, 2000, the statements of operations for the three-month periods ended March 31, 2000 and March 31, 1999, and the statements of cash flows for the three-month periods then ended have been prepared by the Partnership without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necesssary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made.

The accompanying balance sheet as of December 31, 1999 has been taken from the audited financial statements at that date.

The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of operating results for a full year.

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

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS


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
less to be cash equivalents. Cash equivalents consist of a U.S. Government Agency security at March 31, 2000.

Net income per limited partnership unit:

Net income per limited partnership unit is computed by dividing net income available to limited partnership units by the weighted average number of outstanding limited partnership units during the period.

2.	ALLOCATION OF BENEFITS

In accordance with the Partnership Agreement, income, losses, credits and
distributions are	allocated 2% to the General Partner and 98% to the Limited
Partners.

3.	INVESTMENT IN LOCAL LIMITED PARTNERSHIPS

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

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS


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

For the quarters ended March 31, 2000 and 1999, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $33,484 and $49,666, respectively. The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $878,084 at March 31, 2000 and $844,600 at December 31, 1999.
Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

Summarized balance sheet information on a combined basis for the Local Limited Partnerships as of March 31, 2000 and December 31, 1999 was as follows:

                						  	     March 31, 2000    	 	  December 31, 1999
							                       (unaudited)	            (audited)

	Rental property			            $7,597,934		           $7,597,934
	Accumulated depreciation	   	( 4,638,670)		        	( 4,572,123)
	Cash and cash equivalents				    443,611		        	     348,807
		Restricted assets and deposits  524,054		        	     626,810
	Other assets					 	              126,415	        		     107,788
		Total assets					             4,053,344	         		  4,109,216

	Mortgage loans payable	    			 5,815,475	         		  5,830,851
	Other liabilities					           167,826		        	     173,623
		Total liabilities				         5,983,301	             6,004,474

	Partners' capital(deficiency)($1,929,957)		        ($1,895,258)
	Composition of partners' capital (deficiency)
	    General partners			      ($  130,581)	         ($  129,366)
	    Limited partners	        ( 1,799,376)		        ( 1,765,892)

		Partners' capital
   (deficiency)  	           ($ 1,929,957)	         ($1,895,258)

                     APT HOUSING PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


Summarized unaudited income statement information on a combined basis for the
Local Limited	Partnerships for the quarters ended March 31, 2000 and 1999
was as follows:

                                  								March 31, 2000 		March 31,1999

	Revenues		                         			   $  431,429	 		   $  421,903
	Net income (loss)			                  	 ($   34,699) 		  ($   51,741)

4.	CASH AND CASH EQUIVALENTS

The Partnership maintains cash and cash equivalent balances in a financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 1999, the Partnership's uninsured cash and cash equivalent balances totaled $97,970. At March 31, 2000, cash and cash equivalents include a three month Government Agency security which is backed by the full faith and credit of the U.S. Government and the remainder of the Partnership's cash and cash equivalents were fully insured.

5.	TRANSACTIONS WITH RELATED PARTIES

American Securities Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for the quarters ended March 31, 2000 and 1999 amounted to $9,350 and $9,350, respectively. The Partnership has liabilities to the affiliate of $17,130 and $7,780 at March 31, 2000 and December 31, 1999, respectively.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts of cash and cash equivalents and accrued expenses at March 31, 2000 and December 31, 1999 approximate their fair values because of the short-term maturity of these instruments.

PART I

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

As of March 31, 2000, the Partnership has invested all of the net proceeds available for investment.

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

PART I

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      		AND RESULTS OF OPERATIONS (Continued):


No cash distributions were received from the Local Limited Partnerships during the quarters ended March 31, 2000 and 1999. However, distributions of $87,903 have been received from one of the Local Limited
Partnerships in each of the three years in the period ended December 31, 1999. These distributions are used to meet the Partnership's obligations. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

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

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interests in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the quarters ended March 31, 2000 and 1999, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income amounted to $33,484 and $49,666, respectively. The Partnership's cumulative share of losses of the Local Limited Partnerships exceed its investments, and, accordingly, its share of losses of the Local Limited Partnerships have not been reflected in the financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

PART I

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      		AND RESULTS OF OPERATIONS (Continued):


The Partnership's net losses for the quarters ended March 31, 2000 and 1999 were due primarily to the accrual of first quarter program management fees. The distribution received from a Local Limited Partnership in calendar 1999 (for 1998) was not approved by the governmental agency regulating the Local Limited Partnership as of March 31, 1999, and, accordingly was not received until a subsequent quarter in the year. A distribution for 1999 to be received in 2000 has not been approved as of March 31, 2000 by the governmental regulatory agency. Management believes that a distribution will be approved.

The Partnership incurs an annual program management fee payable to American Securities Team, Inc. ("AST"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee to AST is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 for the quarters ended March 31, 2000 and 1999.

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

                                     PART I

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership maintains cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation
(FDIC) up to $100,000. The Partnership also has a three month Government Agency security which is backed by the full faith and credit of the U.S. Government. The Partnership does not believe these financial instruments are subject to significant market risk.


                                   PART II

                              OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

a. Articles of Incorporation and By-laws: The Registrant is not incorporated. The Partnership Agreement was filed with the Registrant's Registration Statement on Form S-11 (#2-84474) and is incorporated herein by reference.

   Purchase and Sale Agreement, dated as of March 30, 1984, relating to Ashland Commons Associates filed with Registrant's Form 8-K dated March 30, 1984 and is incorporated herein by reference.

  	Purchase and Sale Agreement, dated as of April 30, 1984, relating to
   Historic Cohoes, II filed	with Registrant's Form 8-K dated  April 30,
   1984 and is incorporated herein by reference.

   Purchase and Sale Agreement, dated as of June 22, 1984, relating to Rockledge Apartments Associates filed with Registrant's Form 8-K dated June 22, 1984 and is incorporated herein by reference.

  	Withdrawal of APT Housing Partners Limited Partnership as a Limited Partner in a Local Limited Partnership, dated as of December 18, 1986, relating to Historic Cohoes II, filed with Registrant's Form 8-K dated March 30, 1987 and is incorporated herein by reference.

  	Financial data schedule (included herewith on page 13).

b.	No reports on Form 8-K have been filed for the quarter ended March 31, 2000.

                    APT HOUSING PARTNERS LIMITED PARTNERSHIP

                            FINANCIAL DATA SCHEDULE


This schedule contains summary financial information extracted from the balance sheet as of March 31, 2000 and statement of income for the three months ended March 31, 2000 and is qualifaied in its entirety by reference to such financial statements.

												                                                    Quarter Ended
Item Number		 Item Description							                            March 31, 2000

5-02(1)	      Cash and cash items	                               $		205,687
5-02(2)	      Marketable securities                                 		-0-
5-02(3)(a)(1)	Notes and accounts receivable-trade		                   -0-
5-02(4)	      Allowance for doubtful accounts	                       	-0-
5-02(6)	      Inventory	                                             	-0-
5-02(9)	      Total current assets		                                205,687
5-02(13)	     Property, plant and equipment                         		-0-
5-02(14)	     Accumulated depreciation                              		-0-
5-02(18)	     Total assets		                                        205,687
5-02(21)	     Total current liabilities	                     	       30,630
5-02(22)	     Bonds, mortgages and similar debt                     		-0-
5-02(28)	     Preferred stock-mandatory redemption                  		-0-
5-02(29)	     Preferred stock-no mandatory redemption		               -0-
5-02(30)	     Common stock		                                          -0-
5-02(31)	     Other stockholders' equity		                          175,057
5-02(32)	     Total liabilities and stockholders' equity		          205,687

			                                                             Quarter Ended
Item Number	  Item Description	                                March 31, 2000

5-03(b)1(a)	  Net sales of tangible products	                       $	-0-
5-03(b)1	     Total revenues	                                        	2,302
5-03(b)2(a)	  Cost tangible goods sold                              		-0-
5-03(b)2	     Total costs and expenses applicable to sales
              and revenues		                                          -0-
5-03(b)3	     Other costs and expenses		                             14,350
5-03(b)5	     Provision for doubtful accounts and notes             		-0-
5-03(b)(8)	   Interest and amortization of debt discount            		-0-
5-03(b)(10)	  Income/(loss) before taxes and other items	          (	12,048)
5-03(b)(11)	  Income tax expense	                                    	-0-
5-03(b)(14)	  Income/(loss) continuing operations	                 (	12,048)
5-03(b)(15)	  Discontinued operations                               		-0-
5-03(b)(17)	  Extraordinary items                                   		-0-
5-03(b)(18)	  Cumulative effect-changes in accounting principles		    -0-
5-03(b)(19)	  Net income or (loss)	                                (	12,048)
5-03(b)(20)	  Earnings (loss) per share-primary	                   (   3.19)
5-03(b)(20)	  Earnings (loss) per share-fully diluted	             (   3.19)

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



























1

1