Form 10-Q
period 2000-06-30
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 2000-08-11
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            Form 10-Q

        Quarterly Report Under Section 13 or 15 (d)
	of the Securities Exchange Act of 1934.
	_______________________________________________

	For the Quarterly Period Ended June 30, 2000.
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

	Yes             X                     No______________

This document contains 14 pages.



				PART I

ITEM 1.	FINANCIAL STATEMENTS

		APT HOUSING PARTNERS LIMITED PARTNERSHIP
		            BALANCE SHEET

        	   	       ASSETS

				June 30, 	December 31,
				2000		1999
				(Unaudited) 	(audited)

Investment in Local Limited
 Partnerships			$	-0-	$	-0-
Cash and Cash Equivalents		268,803	       203,385

	Total Assets		$	268,803	$      203,385


	LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:

	Accrued Expenses -
		Affiliate	$	 9,350	$	7,780
		Professional Fees	 9,000		8,500


         	  Total Liabilities	18,350 	       16,280

Commitments and Contingencies

Partners' Capital (Deficit):

	General Partners	(	34,316)	(      35,583)
	Limited Partners, 3,700 partnership units
   	  authorized, issued and outstanding
					284,769       222,688


	Total Partners'Capital(Deficit) 250,453	      187,105


	Total Liabilities and Partners'
	 Capital (Deficiency)	$	268,803	$     203,385

	See accompanying notes to financial statements



				PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)

	APT HOUSING PARTNERS LIMITED PARTNERSHIP
		STATEMENTS OF OPERATIONS
			(Unaudited)

			Six Months Ended	Three Months Ended
			June 30,		June 30,
			2000        1999	2000	    1999

Interest Income		$ 4,824	    $ 2,932	$ 2,522	   $ 1,532

Operating Expenses:
  Management fees - affiliate
			18,700       18,700  	 9,350       9,350
  Administrative	10,679        1,797   	 5,679	     1,797

    Total Operating Expenses
			29,379	     20,497	15,029	    11,147

Loss Before Share of Losses of
  and Distributions from Local
  Limited Partnerships(	24,555)	(    17,565)(	12,507)  (   9,615)

Distribution from Local Limited
 Partnerships		87,903       87,903	87,903      87,903

Share of Losses of Local Limited
 Partnerships		-		-	  -      	-

Net Income (Loss)     $	63,348	   $ 70,338   $	75,396    $ 78,288

Limited Partners' Interest in
 Net Income (Loss)    $	62,081     $ 68,931   $	73,888    $ 76,722

Weighted Average Number of Outstanding
 Limited Partnership Units
			3,700	     3,700	3,700       3,700
Net Income (Loss) Per
 Limited Partnership Unit
		      $	  16.78    $  18.63   $	   19.97   $ 20.74

	See accompanying notes to financial statements.


				PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)

		APT HOUSING PARTNERS LIMITED PARTNERSHIP
			STATEMENTS OF CASH FLOWS
			      (Unaudited)
						Six Months Ended
						    June 30,
						2000       1999
Cash Flows From Operating Activities:
  Net Income (Loss)			        $ 63,348  $ 70,338
  Adjustments to reconcile net income (loss)
    to net cash provided by (used by) operating activities:
     Change in operating assets and liabilities:
      Increase (decrease) in accrued expenses      2,070  ( 7,751)

Net Cash provided by (used by)
 operating activities:       	   	          65,418    62,587

Cash Flows From Financing Activities:
  Distributions to limited partners	             -	      -
  Distributions to general partner                   -	      -

  Net cash used in financing activities              -        -

Net Increase (Decrease) in cash
 and cash equivalents  		  		  65,418   62,587

Cash and Cash Equivalents, Beginning of Period	 203,385  155,218

Cash and Cash Equivalents, End of Period       $ 268,803 $217,805

		See accompanying notes to financial statements.


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

Financial Statements:

The accompanying balance sheet as of June 30, 2000, the statements of operations for the six-month and three-month periods ended June 30, 2000 and June 30, 1999, and the statements of cash flows for the six-month periods then ended have been prepared by the Partnership without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made.

The accompanying balance sheet as of December 31, 1999 has been taken from the audited financial statements at that date.

The results of operations for the six-month and three-month periods ended June 30, 2000 and 1999 are not necessarily indicative of operating results for a full year.

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

Statement of cash flows:

For the purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds and a U.S. Government Agency security at June 30, 2000.

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

For the six-month periods ended June 30, 2000 and 1999, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $68,011 and $95,323, respectively. For the three-months ended June 30, 2000 and 1999, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $34,527 and $45,657, respectively. The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $912,611 at June 30, 2000 and $844,600 at December 31, 1999. Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

Summarized balance sheet information on a combined basis for the Local Limited Partnerships as of June 30, 2000 and
December 31, 1999 was as follows:


				  June 30, 2000  December 31, 1999
				   (Unaudited)    (audited)

Rental property			   $  7,597,934   $  7,597,934
Accumulated depreciation	 (    4,705,217) (   4,572,123)
Cash and cash equivalents 	        335,394        348,807
Restricted assets and deposits          565,716        626,810
Other assets 		                105,745        107,788
     Total assets     	              3,899,572      4,109,216

Mortgage loans payable                5,799,353      5,830,851
Other liabilities                       158,031        173,623
     Total liabilities                5,957,384      6,004,474

Partners' capital (deficiency)   ( $  2,057,812) ($  1,895,258)

Composition of partners' capital (deficiency):
  General partners      	 ($     136,008) ($    129,366)
  Limited partners      	 (    1,921,804) (   1,765,892)

  Partners' capital (deficiency) ($   2,057,812) ($  1,895,258)



		APT HOUSING PARTNERS LIMITED PARTNERSHIP
		      NOTES TO FINANCIAL STATEMENTS


Summarized unaudited income statement information on a combined basis for the Local Limited Partnerships for the six-month and three-month periods ended June 30, 2000 and 1999 were as follows:


           Six Months Ended June 30,   Three Months Ended June 30,
           2000             1999       2000               1999
Revenues   $ 871,163        $ 852,299  $ 439,734	$ 430,396
Net income
(loss)    ($  70,511)      ($  99,602)($  35,812)      ($  47,861)


4.	CASH AND CASH EQUIVALENTS

The Partnership maintains cash and cash equivalent balances in a financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.
At June 30, 2000 and December 31, 1999, the Partnership's uninsured cash and cash equivalent balances totaled $21,730 and $97,970, respectively. At June 30, 2000, cash and cash equivalents include a three month Government Agency security which is backed by the full faith and credit of the U.S. Government.

5.	TRANSACTIONS WITH RELATED PARTIES

American Securities Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for each of the six-month and three-month periods ended June 30, 2000 and 1999 amounted to $18,700 and $9,350, respectively. The Partnership has liabilities to the affiliate of $9,350 and $7,780 at June 30, 2000 and December 31, 1999, respectively.

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

The carrying amounts of cash and cash equivalents and accrued expenses at June 30, 2000 and December 31, 1999 approximate their fair values because of the short-term maturity of these instruments.


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

As of June 30, 2000, the Partnership has invested all of the net proceeds available for investment.

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
	CONDITION AND RESULTS OF OPERATIONS (Continued):


Cash distributions received from a Local Limited Partnership amounted to $87,903 and $87,903 during the quarters ended June 30, 2000 and 1999, respectively. These distributions are used to meet the Partnership's obligations. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners.
The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

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

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interests in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The
Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the six-month periods ended June 30, 2000 and 1999, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $68,011 and $95,323, respectively. For the three-months ended June
30, 2000 and 1999, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income amounted to $34,527 and $45,657, respectively. The Partnership's cumulative share of losses of the Local Limited Partnerships exceed its investments, and, accordingly, its share of losses of the Local Limited Partnerships have not been reflected in the financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.


			PART I

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS (Continued):

The Partnership's net income for the six-month and three-month periods ended June 30, 2000 and 1999 was due primarily to the receipt of a cash distribution from its investment in a Local
Limited Partnership.

The Partnership incurs an annual program management fee payable to American Securities Team, Inc. ("AST"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee to AST is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 per quarter for the periods ended June 30, 2000 and 1999.

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

b.	No reports on Form 8-K have been filed for the quarter
	ended June 30, 2000.


 	APT HOUSING PARTNERS LIMITED PARTNERSHIP
		FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the balance sheet as of June 30, 2000 and statement of income for the six months ended June 30, 2000 and is qualified in its entirety by reference to such financial statements.

						 Six-Months End
Item Number	Item Description		 June 30, 2000

5-02(1)		Cash and cash items		 $	268,803
5-02(2)		Marketable securities			-0-
5-02(3)(a)(1)	Notes and accounts receivable-trade	-0-
5-02(4)		Allowance for doubtful accounts		-0-
5-02(6)		Inventory				-0-
5-02(9)		Total current assets			268,803
5-02(13)	Property, plant and equipment		-0-
5-02(14)	Accumulated depreciation		-0-
5-02(18)	Total assets				268,803
5-02(21)	Total current liabilities		 18,350
5-02(22)	Bonds, mortgages and similar debt	-0-
5-02(28)	Preferred stock-mandatory redemption	-0-
5-02(29)	Preferred stock-no mandatory redemption	-0-
5-02(30)	Common stock				-0-
5-02(31)	Other stockholders' equity		250,453
5-02(32)	Total liabilities and
		stockholders' equity			268,803

						 Six-Months End
Item Number	Item Description		 June 30, 2000

5-03(b)1(a)	Net sales of tangible products	$	-0-
5-03(b)1	Total revenues				92,727
5-03(b)2(a)	Cost tangible goods sold		-0-
5-03(b)2	Total costs and expenses
		applicable to sales and revenues	-0-
5-03(b)3	Other costs and expenses		29,379
5-03(b)5	Provision for doubtful accounts
		and notes				-0-
5-03(b)(8)	Interest and amortization of debt
		discount				-0-
5-03(b)(10)	Income/(loss) before taxes and
		other items				63,348
5-03(b)(11)	Income tax expense			-0-
5-03(b)(14)	Income/(loss) continuing operations	63,348
5-03(b)(15)	Discontinued operations			-0-
5-03(b)(17)	Extraordinary items			-0-
5-03(b)(18)	Cumulative effect-changes in
		accounting principles			-0-
5-03(b)(19)	Net income or (loss)			63,348
5-03(b)(20)	Earnings (loss) per share-primary	 16.78
5-03(b)(20)	Earnings (loss) per share-fully diluted  16.78




				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     			APT HOUSING PARTNERS LIMITED PARTNERSHIP


			By:	APT Asset Management, Inc.
				General Partner



Date:_________________	    ____________________________________
					 Jeff Ewing, President