Form 10-Q
period 2000-09-30
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 2000-11-07
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
			Washington, DC  20549


			    Form 10-Q

	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

	_______________________________________________


	For the Quarterly Period Ended September 30, 2000.
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
			BALANCE SHEETS


			   ASSETS

     					September 30, December 31,
        	       			2000	      1999
 					(Unaudited)   (audited)


Investment in Local Limited Partnerships  $   -0-      $   -0-
Cash and Cash Equivalents                    269,107	 203,385

	Total Assets			  $  269,107   $ 203,385


        LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
	Accrued Expenses -
		Affiliate		  $  18,700    $  7,780
		Professional Fees	     11,500       8,500

		Total Liabilities            30,200    	 16,280

Commitments and Contingencies

Partners' Capital (Deficit):
	General Partners		(    34,547)  (  35,583)
	Limited Partners,
		3,700 partnership units
		authorized, issued
		and outstanding		    273,454    	222,688

		Total Partners'
		Capital (Deficit)	    238,907    	187,105


		Total Liabilities and Partners'
		Capital (Deficiency)	  $ 269,107   $	203,385

         See accompanying notes to financial statements.

                               PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


            APT HOUSING PARTNERS LIMITED PARTNERSHIP
                  STATEMENTS OF OPERATIONS
                        (Unaudited)


                         Nine Months Ended    Three Months Ended
			   September 30,	 September 30,
			2000        1999      2000      1999

Interest Income		$  7,707    $  4,340  $  2,883	$  1,408

Operating Expenses:

  Management fees
  - affiliate		 28,050       28,050     9,350     9,350
  Administrative         15,758        1,797     5,079       -

  	Total Operating
	Expenses 	 43,808	      29,847    14,429     9,350

Loss Before Share of Losses of
  and Distributions from Local
  Limited Partnerships  (36,101)     (25,507)  (11,546)  ( 7,942)

Distribution from Local Limited
  Partnerships           87,903       87,903      -         -

Share of Losses of Local Limited
Partnerships               -	        -         -         -

Net Income (Loss)       $51,802      $62,396  ($11,546) ($ 7,942)

Limited Partners' Interest in
  Net Income (Loss)     $50,766      $61,148  ($11,315) ($ 7,783)

Weighted Average Number of Outstanding
  Limited Partnership
  Units                   3,700        3,700     3,700    3,700

Net Income (Loss) Per
  Limited Partnership
  Unit			$ 13.72      $  16.53 ($  3.06) ($  2.10)


        See accompanying notes to financial statements.


                            PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


            APT HOUSING PARTNERS LIMITED PARTNERSHIP
                   STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                     	  Nine Months Ended
				            September 30,
					2000		1999

Cash Flows From Operating Activities:
  Net Income (Loss)			$  51,802	$  62,396
  Adjustments to reconcile net income (loss)
   to net cash provided by (used by)
	operating activities:
    Change in operating assets and liabilities:
     Increase (decrease) in accrued
      expenses			           13,920       (   7,751)

Net Cash provided by (used by)
 operating activities:  	           65,722     	   54,645

Cash Flows From Financing Activities:
 Distributions to limited partners   	      -    	     -
 Distributions to general partner             -	             -

 Net cash used in financing activities        -              -

Net Increase (Decrease) in cash and
 cash equivalents			   65,722  	   54,645

Cash and Cash Equivalents,
  Beginning of Period                     203,385         155,218

Cash and Cash Equivalents,
  End of Period                  	$ 269,107  	$ 209,863


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

Financial Statements:

The accompanying balance sheet as of September 30, 2000, the statements of operations for the nine-month and three-month periods ended September 30, 2000 and September 30, 1999, and the statements of cash flows for the nine-month periods then ended have been prepared by the Partnership without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made.

The accompanying balance sheet as of December 31, 1999 has been taken from the audited financial statements at that date.

The results of operations for the nine-month and three-month periods ended September 30, 2000 and 1999 are not necessarily indicative of operating results for a full year.

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

Statement of cash flows:

For the purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds and a U.S. Government Agency security at September 30, 2000.

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

For the nine-month periods ended September 30, 2000 and 1999, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $112,656 and $192,014, respectively. For the three-months ended September 30, 2000 and 1999, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $44,645 and $96,691, respectively. The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $957,256 at September 30, 2000 and $844,600 at December 31, 1999. Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

Summarized balance sheet information on a combined basis for the Local Limited Partnerships as of September 30, 2000 and
December 31, 1999 was as follows:

			September 30, 2000   December 31, 1999
                           (Unaudited)           (audited)

Rental property			$ 7,597,934    	     $ 7,597,934
Accumulated depreciation 	( 4,771,765)	     ( 4,572,123)
Cash and cash equivalents 	    353,373   	         348,807
Restricted assets and deposits 	    582,787   	         626,810
Other assets    		    105,267   	         107,788
	Total assets 		  3,867,596 	       4,109,216

Mortgage loans payable	  	  5,782,961   	       5,830,851
Other liabilities		    189,224     	 173,623
	Total liabilities 	  5,972,185	       6,004,474

Partners' capital (deficiency) ($ 2,104,589)        ($ 1,895,258)

Composition of partners' capital (deficiency):
 General partners	       ($   138,138)        ($   129,366)
 Limited partners 	       (  1,966,451)        (  1,765,892)
	Partners' capital
        (deficiency)           ($ 2,104,589)        ($ 1,895,258)



              APT HOUSING PARTNERS LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS


Summarized unaudited income statement information on a combined basis for the Local Limited Partnerships for the nine-month and three-month periods ended September 30, 2000 and 1999 were as follows:

                   Nine Months Ended	    Three Months Ended
	             September 30,	      September 30,
	           2000	       1999	    2000	   1999

Revenues          $1,312,307   $1,284,499   $ 441,144	$ 432,200
Net Income(loss) (   117,286) ($  200,897) ($  46,775) ($ 101,295)

4.	CASH AND CASH EQUIVALENTS

The Partnership maintains cash and cash equivalent balances in a financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2000, partnership cash and cash equivalent balances were fully insured. At December 31, 1999, the Partnership's uninsured cash and cash equivalent balances totaled $97,970. At September 30, 2000, cash and cash equivalents include a three month Government Agency security which is backed by the full faith and credit of the U.S. Government.

5.	TRANSACTIONS WITH RELATED PARTIES

American Securities Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for each of the nine-month and three-month periods ended September 30, 2000 and 1999 amounted to $28,050 and $9,350, respectively. The Partnership has liabilities to the affiliate of $18,700 and $7,780 at September 30, 2000 and December 31, 1999, respectively.

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

The carrying amounts of cash and cash equivalents and accrued expenses at September 30, 2000 and December 31, 1999 approximate their fair values because of the short-term maturity of these instruments.




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

As of September 30, 2000, the Partnership has invested all of the net proceeds available for investment.

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
	CONDITION AND RESULTS OF OPERATIONS (Continued):

Cash distributions received from a Local Limited Partnership amounted to $87,903 and $87,903 during the period ended September 30, 2000 and 1999, respectively. These distributions are used to meet the Partnership's obligations. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

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

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interests in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the nine-month periods ended September 30, 2000 and 1999, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $112,656 and $192,014, respectively. For the three-months ended September 30, 2000 and 1999, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income amounted to $44,645 and $96,691, respectively. The Partnership's cumulative share of losses of the Local Limited Partnerships exceed its investments, and, accordingly, its share of losses of the Local Limited Partnerships have not been reflected in the financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.



                               PART I

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS (Continued):

The Partnership's net income for the nine-month periods ended
September 30, 2000 and 1999 was due primarily to the receipt of a cash distribution from its investment in a Local Limited
Partnership.

The Partnership incurs an annual program management fee payable to American Securities Team, Inc. ("AST"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee to AST is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 per quarter for the periods ended September 30, 2000 and 1999.

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

b.	No reports on Form 8-K have been filed for the quarter
	ended September 30, 2000.




		APT HOUSING PARTNERS LIMITED PARTNERSHIP

                        FINANCIAL DATA SCHEDULE


This schedule contains summary financial information extracted from the balance sheet as of September 30, 2000 and statement of income for the nine months ended September 30, 2000 and is qualified in its entirety by reference to such financial statements.

											            Nine-Months End
Item Number	Item Description						            September 30, 2000

5-02(1)	        Cash and cash items			$269,107
5-02(2)		Marketable securities			-0-
5-02(3)(a)(1)	Notes and accounts receivable-trade	-0-
5-02(4)		Allowance for doubtful accounts		-0-
5-02(6)		Inventory				-0-
5-02(9)		Total current assets			 269,107
5-02(13)	Property, plant and equipment		-0-
5-02(14)	Accumulated depreciation		-0-
5-02(18)	Total assets				 269,107
5-02(21)	Total current liabilities		  30,200
5-02(22)	Bonds, mortgages and similar debt	-0-
5-02(28)	Preferred stock-mandatory redemption	-0-
5-02(29)	Preferred stock-no mandatory redemption	-0-
5-02(30)	Common stock				-0-
5-02(31)	Other stockholders' equity		 238,907
5-02(32)	Total liabilities and
		stockholders' equity	     		 269,107

	                                      Nine-Months End
Item Number	Item Description              September 30, 2000

5-03(b)1(a)	Net sales of tangible products	       $-0-
5-03(b)1	Total revenues				  95,610
5-03(b)2(a)	Cost tangible goods sold		-0-
5-03(b)2	Total costs and expenses applicable to sales
		and revenues				-0-
5-03(b)3	Other costs and expenses		  43,808
5-03(b)5	Provision for doubtful accounts and
		notes					-0-
5-03(b)(8)	Interest and amortization of debt
		discount				-0-
5-03(b)(10)	Income/(loss) before taxes and other
		items					  51,802
5-03(b)(11)	Income tax expense			-0-
5-03(b)(14)	Income/(loss) continuing operations       51,802
5-03(b)(15)	Discontinued operations			-0-
5-03(b)(17)	Extraordinary items			-0-
5-03(b)(18)	Cumulative effect-changes in accounting
		principles				-0-
5-03(b)(19)	Net income or (loss)			  51,802
5-03(b)(20)	Earnings (loss) per share-primary          13.72
5-03(b)(20)	Earnings (loss) per share-fully diluted	   13.72




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			APT HOUSING PARTNERS LIMITED PARTNERSHIP


			By:	APT Asset Management, Inc.
				General Partner



Date:_____________________	_________________________________
				 Jeff Ewing, President