Form 10-K
period 2000-12-30
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 2001-03-30
CIK 721465

SECURITIES AND EXCHANGE COMMISSION

					Washington, D.C. 20549

						FORM 10-K

			Annual Report Pursuant to Section 13 or 15(d) of
				the Securities Exchange Act of 1934


			For the Fiscal Year Ended December 31, 2000

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

There were 3,700 units of limited partnership interests held in the Partnership at March 15, 2001.


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

The Partnership holds limited partnership interests in two (2) Local Limited Partnerships as of December 31, 2000. Set forth is a schedule of the Local Limited Partnerships including certain information concerning the Apartment Complexes.

Name and Location 					     	% of Units Occupied
(Number of Units)			Date Acquired		at December 31,

								2000	1999	1998	1997	1996

Ashland Commons Associates	  March 30, 1984	 97%	100% 	 100%	 99%	 100%
  Ashland, MA  (96)

Rockledge Apartments Associates June 22, 1984	 98%	 97% 	 97%   98%	 97%
  Wakefield, MA  (60)

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

Pursuant to HUD?s efforts to provide for the nation?s housing needs, the Multifamily Assisted Housing Reform and Affordability Act (MAHRAA) of 1997, as amended, was enacted. In this Act, Congress set forth the legislation for a permanent ?mark-to-market? program and provided for permanent authority for the renewal of Section 8 Contracts. Owners with Section 8 contracts expiring after September 30 ,1998 are subject to the provisions of MAHRAA. On

September 11, 1998, HUD issued an interim rule to provide clarification of the implementation of the mark-to-market program. Since then, revised guidance has been provided through various HUD housing notices, most recently HUD housing notice 99-36, which addresses project-based Section 8 contracts expiring in fiscal year 2000.

Under this notice, project owners have several options for Section 8 contract renewals, depending on the type of project and rent level. Options include marking rents up to market, renewing other contracts with rents at or below market, referring projects to the Office of Multifamily Housing Assistance Restructuring (OMHAR) for mark-to market or ?OMHAR lite? renewals, renewing contracts that are exempted from referral to OMHAR, renewing contracts for portfolio re-engineering demonstration and preservation projects, and opting out of the Section 8 program. Owners must submit their option to HUD at least 120 days before expiration of their contract. Each option contains specific rules and procedures that must be followed to comply with the requirements of housing notice 99-36.

As such, each Local Limited Partnership may choose to either opt out of the
Section 8 program, request mortgage restructuring and renewal of the Section 8 contract, or request renewal of the Section 8 contract without mortgage restructuring. Each option contains a specific set of rules and procedures that must be followed in order to comply with the requirements of MAHRAA.

The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of certain Local Limited Partnerships currently receiving such subsidy or similar subsidies.

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
		INTERESTS AND RELATED SECURITY HOLDER MATTERS:

Limited partnership interests are not traded in a public market but were sold through a public offering managed by American Investment Team, Inc. It is not anticipated that any public market will develop for the purchase and sale of any limited partnership interest. Limited partnership interests may be transferred only if certain requirements are satisfied. As of March 15, 2001, there were 328 registered holders of an aggregate of 3,700 units of limited partnership interests in the Partnership.

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
                        Year Ended December 31,
OPERATIONS			2000		1999		1998		1997	1996

Revenue		$	11,202 $	7,297	$	 4,868 $	 2,610 $1,389

Expenses		 	54,033     46,212	 	45,472 	46,464  45,891

Loss before share of losses of and
distributions from the Local
Limited Partnerships( 	42,831)( 	38,915)( 	40,604)( 	43,854)(   44,502)

Distribution from Local Limited
Partnership			87,903	87,903	87,903	87,903     87,903

Share of losses of Local Limited
Partnerships	 	-  	 	- 	 	-  	 	-  	 	-

Net income		$	45,072 $	48,988 $	47,299 $	44,049 $   43,401

Net income per weighted
average limited
partnership unit	$	11.94  $	12.98  $	12.53  $	11.67  $	11.50

FINANCIAL POSITION
                        December 31,
				2000		1999		1998		1997	  1996
Total assets	$	252,224 $ 	203,385 $	155,218 $	108,175 $64,360

Investment in
Local Limited
Partnerships	$	-0-	  $     -0-	  $	  -0-   $	-0-     $-0-

Total liabilities	$	20,047  $	16,280  $	17,101  $	17,357  $  17,591

Total partners'
capital		$    232,177  $  187,105  $  138,117  $	90,818  $  46,769

Cash distributions per
limited partnership
unit			$	-0-	  $ 	-0- 	  $	-0-     $	-0-     $	  -0-





ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

As of December 31, 2000, the Partnership has invested all of the net proceeds available for investment.

The Partnership's commitment to investments requiring initial capital contributions has been paid. The Partnership has no other significant capital commitments.

Pursuant to HUD?s efforts to provide for the nation?s housing needs, the Multifamily Assisted Housing Reform and Affordability Act (MAHRAA) of 1997, as amended, was enacted. In this Act, Congress set forth the legislation for a permanent ?mark-to-market? program and provided for permanent authority for the renewal of Section 8 Contracts. Owners with Section 8 contracts expiring after September 30 ,1998 are subject to the provisions of MAHRAA. On September 11, 1998, HUD issued an interim rule to provide clarification of the implementation of the mark-to-market program. Since then, revised guidance has been provided through various HUD housing notices, most recently HUD housing notice 99-36, which addresses project-based Section 8 contracts expiring in fiscal year 2000.

Under this notice, project owners have several options for Section 8 contract renewals, depending on the type of project and rent level. Options include marking rents up to market, renewing other contracts with rents at or below market, referring projects to the Office of Multifamily Housing Assistance Restructuring (OMHAR) for mark-to market or ?OMHAR lite? renewals, renewing contracts that are exempted from referral to OMHAR, renewing contracts for portfolio re-engineering demonstration and preservation projects, and opting out of the Section 8 program. Owners must submit their option to HUD at least 120 days before expiration of their contract. Each option contains specific rules and procedures that must be followed to comply with the requirements of housing notice 99-36.

As such, each Local Limited Partnership may choose to either opt out of the
Section 8 program, request mortgage restructuring and renewal of the Section 8 contract, or request renewal of the Section 8 contract without mortgage restructuring. Each option contains a specific set of rules and procedures that must be followed in order to comply with the requirements of MAHRAA.

The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of certain Local Limited Partnerships currently receiving such subsidy or similar subsidies.

Cash distributions received from a Local Limited Partnership amounted to $87,903, $87,903, and $87,903 during the years ended December 31, 2000, 1999 and 1998, respectively. These distributions were used to meet the Partnership's obligations. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

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

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interests in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The
Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the years ended December 31, 2000, 1999 and 1998, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income for those years amounted to $158,415, $239,501 and $120,275, respectively. At December 31, 2000 and 1999, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $1,003,015 and $844,600, respectively, and, accordingly, have not been reflected in the Partnership's financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The Partnership's net income in 2000, 1999 and 1998 was due primarily to cash distributions received of $87,903, $87,903 and $87,903, respectively, from one Local Limited Partnership which offset the Partnership's net operating expenses in these years resulting in net income of $45,072, $48,988, and $47,299, respectively.

The Partnership incurs an annual program management fee payable to American Securities Team, Inc. (?AST?) commencing in January, 1998 and to American Investment Team, Inc. ("AIT"), for the years prior thereto, both affiliates of the General Partner, for managing the affairs of the Partnership and for providing investor services to the limited partners. The fee to the affiliate is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $36,597, $35,830 and $36,651, for 2000, 1999 and 1998, respectively.

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

JOHN M. CURRY, BS, MBA, CPM, GSP, RR, 58, is the founder, Chairman, Director, and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Curry has been responsible for the construction of over 4,000 units of multi-family housing at a cost of over $120,000,000 and 240,000 square feet of commercial space. Mr. Curry is a graduate of the University of San Francisco (BS, 1968) and the Harvard Graduate School of Business Administration
(MBA, 1970). He is a licensed Real Estate Broker in Massachusetts and New York and a licensed Builder in Massachusetts. His professional memberships include the Institute of Real Estate Management with the classification of Certified Property Manager, the Greater Boston Real Estate Board, Builders Association of Greater Boston, and is listed in Who's Who in America.

JEFF E. EWING, BS, CPA, 35, is the President, Chief Financial Officer, Director and Shareholder of APT Financial Services, Inc. Mr. Ewing joined the company in December 1992, becoming its controller, and in December 1994, he became the Company's President and Chief Financial Officer. He is responsible for new business development, corporate operations and the development, implementation and review of all financial reporting systems as well as compliance with applicable tax and regulatory requirements. Prior to joining APT, Mr. Ewing was employed by Congress Realty Group of Companies as assistant controller and the accounting firm of Robert Ercolini and Company as a senior auditor. Mr. Ewing is a Certified Public Accountant in the Commonwealth of Massachusetts and a NASD registered Financial and Operations Principal. Mr. Ewing received his B.S. in Accountancy from Bentley College and is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants.

J. STEWART HARVEY, JR., BSBA, MBA, 68, is a Director and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Harvey is Managing Director of Aberdeen American Inc., an investment firm. He has held the position since 1985. Prior to this, Mr. Harvey was Vice President and Director of Gardner and Preston Moss, Inc. He was Vice President and Director of Research for Fidelity Management and Research Company, the largest mutual funds firm in the country. Mr. Harvey is a graduate of Boston University (BSBA, 1960) and Northeastern University (MBA-Finance, 1966).


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

AMERICAN INVESTMENT TEAM, INC. ("AIT") is a Massachusetts corporation organized on August 13, 1982. AIT is an approved U.S. Department of Housing and Urban Development (?HUD?) Title II nonsupervised mortgagee,
Government National Mortgage Association (GNMA) approved lender, and was, until January 1, 1997, a NASD registered broker-dealer for both public and private placements. Until January 1, 1997, the company also served as investor services agent for over 570 clients who have invested $30 million of equity in the Company's developments.

AMERICAN SECURITIES TEAM, INC. ("AST") is a Massachusetts corporation organized on December 19, 1996. AST commenced operations on January 1, 1997, at which date it acquired AIT?s NASD registered broker-dealer and investor services operations. The company serves as investor services agent for over 570 clients who have invested $30 million of equity in the Company's developments.

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

As of March 15, 2001, the ownership interests by the General Partner and its affiliates and holders of 5% or greater of outstanding limited partnership interests is as listed:

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

PART IV

ITEM 14.	FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8K:
   											Page

(a) 1.	Financial Statements

Independent Auditor's Report of Robert Ercolini & Company LLP	16 - 17

Balance Sheets as of December 31, 2000 and 1999				18

Statements of Income for the years ended
December 31, 2000, 1999 and 1998						19

Statements of Partners' Capital (Deficiency) for the years ended
December 31, 2000, 1999 and 1998						20

Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998						21

Notes to Financial Statements							22 - 25

(a) 2.		Financial Statement Schedules

Schedules Applicable to Local Limited Partnerships

Schedule III - Real Estate and Accumulated Depreciation as of
December 31, 2000									26

Schedule IV - Mortgage Loans on Real Estate as of December 31,
2000											27

All other financial statement schedules have been omitted because the required information is shown in the financial statements or notes thereto or they are not applicable.

Individual financial statements of the Local Limited Partnerships for the years ended December 31, 2000, 1999 and 1998

-Ashland Commons Associates							28 - 37
-Rockledge Apartments Associates						38 - 47

(a) 3.		Exhibits

The exhibits listed on the accompanying Index to Exhibits on page
48 are filed as part of this report or incorporated herein by reference.

(b)		Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the fiscal quarter ended December 31, 2000.



	     			INDEPENDENT AUDITOR'S REPORT



To the Partners of
APT Housing Partners Limited Partnership
Woburn, Massachusetts


We have audited the accompanying balance sheets of APT Housing Partners Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income, partners' capital (deficiency), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Ashland Commons Associates and Rockledge Apartments Associates ("Local Limited Partnerships"), the investments in which, as discussed in Note 3 to the financial statements, are accounted for by the equity method of accounting. The Partnership's cumulative share of losses of and distributions from the Local Limited Partnerships have exceeded its investments therein. Accordingly, the Partnership has reduced the investments to zero and has suspended application of the equity method. The financial statements of the Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of APT Housing Partners Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the accompanying index on page 15 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements. In our opinion, which insofar as it relates to amounts included for the Local Limited Partnerships is based on the reports of other auditors, these schedules fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




						Robert Ercolini & Company LLP


Boston, Massachusetts
February 18, 2001






			APT HOUSING PARTNERS LIMITED PARTNERSHIP

					BALANCE SHEETS


						ASSETS





      					    December 31,

						    		2000		   	1999




Investment in Local Limited Partnerships	$	   - 		$	   -
Cash and cash equivalents			  	252,224		203,385

	Total assets				$	252,224	$	203,385



			LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
 Accrued expenses -
  Affiliate						$	8,547		$	7,780
  Professional fees			    	     11,500 	  	8,500

	Total liabilities				     20,047            16,280


Commitments and contingencies

Partners' capital (deficiency):
 General partner					(    34,681)	(    35,583)
 Limited partner, 3,700 partnership units
 authorized, issued and outstanding	     	    266,858   	    222,688

	Total partners' capital (deficiency)    232,177           187,105

	Total liabilities and partners'
		capital (deficiency)		$   252,224 	$   203,385




See notes to financial statements




			APT HOUSING PARTNERS LIMITED PARTNERSHIP

				STATEMENTS OF INCOME

For the years ended December 31,
							 2000		 1999		1998
Interest income				$	11,202 $	7,297	$	4,868

Operating expenses:
	Management fees - affiliate 		36,597     35,830      36,651
	Administrative			 	17,436     10,382 	8,821

		Total operating expenses 	54,033     46,212      45,472

Loss before share of losses of
 and distributions from
 Local Limited Partnerships  		( 	42,831)(   38,915)  (  40,604)

Distribution from Local Limited
 Partnership					87,903	87,903	87,903

Share of losses of Local
 Limited Partnerships			 	-	 	-  	 	-

Net income					$	45,072 $	48,988 $	47,299

Limited partners' interest
 in net income 				$	44,170 $	48,008 $	46,353

Weighted average number of outstanding
 limited partnership units		 	 3,700  	 3,700  	 3,700

Net income per limited
partnership unit				$	11.94	 $	12.98  $	12.53



				See notes to financial statements.




			APT HOUSING PARTNERS LIMITED PARTNERSHIP

			STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)

	FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998




						General	Limited
						Partner	Partners		Total


Balance, December 31, 1997	($	37,509) $	128,327	$	90,818

Net income				    	   946 	 46,353	 	47,299

Balance, December 31, 1998	( 	36,563) 	174,680	     138,117

Net income				   	   980 	 48,008	 	48,988

Balance, December 31, 1999	( 	35,583) 	222,688	     187,105

Net income				  	   902  	 44,170	 	45,072

Balance, December 31, 2000	($	34,681) $	266,858	$    232,177








See notes to financial statements








			APT HOUSING PARTNERS LIMITED PARTNERSHIP

				STATEMENTS OF CASH FLOWS





             			For the years ended December 31,
						   	2000	 	1999	  	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income				$ 	45,072 $	48,988  $	47,299
	Adjustments to reconcile net
	 income to net cash provided
	  by operating activities:
	    Change in operating assets
		and liabilities:
 		 Increase (decrease) in
		  accrued expenses	 	3,767 	(  821)  (    256)

Net cash provided by operating
 activities					 	48,839 	48,167 	47,043

Net increase in cash and cash equivalents	48,839 	48,167 	47,043

Cash and cash equivalents, beginning
 of year					 	203,385 	155,218 	108,175

Cash and cash equivalents, end of year $	252,224 $	203,385 $	155,218



See notes to financial statements





			APT HOUSING PARTNERS LIMITED PARTNERSHIP

				NOTES TO FINANCIAL STATEMENTS

		FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

	           NOTES TO FINANCIAL STATEMENTS - CONTINUED


1.	Organization and summary of significant accounting policies - continued:

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds and at December 31, 2000, a short-term U.S. Treasury Bill with a carrying value of $198,162. Cash equivalents are carried at fair value which approximates their cost.

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

For the years ended December 31, 2000, 1999 and 1998, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $158,415, $239,501 and $120,275, respectively. The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $1,003,015 at December 31, 2000 and $844,600 at December 31, 1999. Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

The Partnership's tax bases of the investments in the Local Limited Partnerships aggregate ($3,895,151) and ($3,893,472) at December 31, 2000 and 1999, respectively.

During 2000, 1999 and 1998, the Partnership received distributions of $87,903, $87,903, and $87,903, respectively, from Ashland which were received subsequent to the reduction of the Partnership's investment balance to zero. Accordingly, these distributions have been included as income in the accompanying statements of income.


			APT HOUSING PARTNERS LIMITED PARTNERSHIP

			NOTES TO FINANCIAL STATEMENTS - CONTINUED


3.	Investment in Local Limited Partnerships - continued:

Summarized audited balance sheet information on a combined basis for the Local Limited Partnerships as of December 31, 2000 and 1999 was as follows:


                         				December 31,
							2000			1999

Rental property				$	7,597,934	$	7,597,934
Accumulated depreciation		( 	4,838,312)	( 	4,572,123)
Cash and cash equivalents		     	  297,070   	  348,807
Restricted assets and deposits  		  618,298    	  626,810
Other assets				  	  103,888 	  	  107,788

	Total assets			  	3,778,878	  	4,109,216


Mortgage loans payable				5,766,301		5,830,851
Other liabilities				   	  176,014 	  	  173,623

	Total liabilities	  			5,942,315	  	6,004,474

Partners' capital (deficiency)	($	2,163,437)	($	1,895,258)



Composition of partners' capital (deficiency):
  General partners			($	  154,227)	($	  129,366)
  Limited Partners			(  	2,009,210)	(  	1,765,892)

	Partners' capital (deficiency)($	2,163,437)	($	1,895,258)

Summarized audited income statement information on a combined basis for the Local Limited Partnerships for the years ended December 31, 2000, 1999 and 1998 was as follows:


                       			For the years ended December 31,
					2000			1999			1998

Revenues		$	1,684,354		$	1,647,968	$	1,662,118

Net income(loss) ($	  175,852) 	     ($	  250,431) ($	  125,537)


4.	Cash and cash equivalents:

The Partnership maintains cash and cash equivalent balances in a financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2000, cash equivalents included a three month U.S. Treasury Bill which is backed by the full faith and credit of the U.S. Government and the remainder of the Partnership?s cash and cash equivalent balances were fully insured. At December 31, 1999, the Partnership?s uninsured cash and cash equivalent balances totaled $97,970.



	APT HOUSING PARTNERS LIMITED PARTNERSHIP

	NOTES TO FINANCIAL STATEMENTS - CONTINUED


4.	Cash and cash equivalents - continued:

The Partnership's investment in the U.S. Treasury Bill at December 31, 2000 earned interest at the rate of 5.37% and it matures on March 1, 2001. The estimated fair value of the investment approximated its amortized cost and therefore, there were no significant unrealized gains or losses as of December 31, 2000. There were no realized gains or losses on the disposition of investment securities.

5.	Transactions with related parties:

American Securities Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for the years ended December 31, 2000, 1999 and 1998 amounted to $36,597, $35,830, and $36,651,respectively.
Of these amounts, $8,547 and $7,780 remained unpaid at December 31, 2000 and 1999, respectively.

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

The carrying amounts of cash and cash equivalents and accrued expenses at December 31, 2000 and 1999 approximate their fair values because of the short-term maturity of these instruments.













			APT HOUSING PARTNERS LIMITED PARTNERSHIP
					SCHEDULE III
	REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS
				Property Pledged as Collateral
					DECEMBER 31, 2000

				Cost					Year
				Capitalized				of
	   Initial Cost 	Subsequent 				Con		Life
	   to Partnership	to	Gross Amount at which	str		on which
			Build	Acq  Carried At close of Period uc		Depreciation
			ings	uisi		Building	Accumu tio		in
			and	tion:		and		lated	n/		Latest
Des	Enc		Impr	Impr		Impr		Depr	Re	Date	Income
crip	umbr		ovem	ovem		ovem	Tot	ecia	nova	Acqu	Statementis
tion	ances	Land	ents	ents	Land	ents	al(c)	tion	tion	ired	Computed

Apartment
Complexes

Rockledge
Apartments
Associates
Wakefield,MA
a)$90,000$1,426,190$426,170$90,000$1,888,360$1,978,360$1,337,925 1973
June,1984 25years

Ashland
Commons
Associates
Ashland,MA
(a)215,210 5,560,343(155,979)(b)215,210 5,404,364 5,619,574 3,500,387 1982
Mar,1984 25yrs

$305,210 $6,986,533 $306,191 $305,210 $7,292,724 $7,597,934 $4,838,312

(a)	Properties are subject to mortgage notes as shown in Schedule IV.
(b)	Net of retirements
(c)	The aggregate cost for Federal income tax purposes at December 31 ,2000
	it is as follows:
	Rockledge Apartments
 	Associates - 	$	1,978,360
	Ashland Commons
  	Associates -	  	4,970,347
	    Total		$	6,948,707


			Cost of Property and Equipment	Accumulated Depreciation
      Year Ended December 31,
		2000		1999		1998		2000	     1999	   1998
Balance at
beginning of
period      $7,597,934	$7,597,934  $7,597,934 	$4,572,123 $4,305,934  $4,039,745

Additions during period:
 Improvements
 Depreciation expense					  266,189  266,189   266,189
Reductions during period:
 Dispositions

Balance at
end of
period	$7,597,934	$7,597,934	$7,597,934	$4,838,312 $4,572,123 $4,305,934

































			APT HOUSING PARTNERS LIMITED PARTNERSHIP
					SCHEDULE IV
	MORTGAGE LOANS ON REAL ESTATE OF LOCAL LIMITED PARTNERSHIPS
				  DECEMBER 31, 2000
										Principal
				Periodic					Amount of Loans
Mort-	Inte	   Final	Pay		Face		Carrying	Subject to Delinquent
gage	rest	   Maturity 	ment	Prior	Amount of	Amount of 	Principal or
Loan 	rate(s)   Date 	Terms 	Liens 	Mortgages 	Mortgages(a) 	Interest

Rockledge
Apartments
Associates 7.5485% 7/1/19	monthly None	$1,477,000	$1,147,305	None

Ashland
Commons
Associates11.728%  5/1/24	monthly None 	5,108,100  	4,618,996	None

					$	6,585,100   $	5,766,301


(a)	The aggregate carrying amounts for Federal income tax purposes at
	December 31, 2000 are the same as those amounts listed above.


						Carrying Amount of Mortgages
						Year Ended December 31,
						2000		1999		1998
Balance at beginning of period	$	5,830,851 $	5,889,508 $	5,942,838
Additions during period:
 New mortgage loans
 Other (describe)
Deductions during period:
 Payments of principal		( 	64,550)	(  58,657) ( 	53,330)
 Other (describe)
Balance at end of period		$	5,766,301 $	5,830,851 $	5,889,508


















				ASHLAND COMMONS ASSOCIATES
				(a limited partnership)
				PROJECT NO: 023-35279


			    REPORT ON FINANCIAL STATEMENTS


		  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998









					CONTENTS
											Page

Independent Auditors' Report							3

Financial Statements:
Balance Sheet									4
Statement of Operations								5
Statement of Partners' Deficit						6
Statement of Cash Flows								7
Summary of Accounting Policies						8
Notes to Financial Statements							9







				INDEPENDENT AUDITORS' REPORT


								January 25, 2001

To the Partners of
Ashland Commons Associates
Woburn, Massachusetts


We have audited the accompanying balance sheet of Ashland Commons Associates, HUD Project No. 023-35279, (a limited partnership) as of December 31, 2000, 1999 and 1998 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashland Commons Associates as of December 31, 2000, 1999 and 1998 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.





				ASHLAND COMMONS ASSOCIATES
				 (a limited partnership)
				  PROJECT NO: 023-35279

				      BALANCE SHEET

								DECEMBER 31,
							2000		1999		1998
					ASSETS
Property and Equipment
	(Mortgaged) - Note 2
	Land						$  215,210	$  215,210	$  215,210
	Building					 5,030,902	 5,030,902	 5,030,902
	Equipment and furnishings		   373,462	   373,462     373,462
							 5,619,574	 5,519,574	 5,619,574
	Less:
		Accumulated Depreciation	 3,500,387	 3,299,191	 3,097,995

	Net Property and Equipment		 2,119,187	 2,320,383	 2,521,579

Cash and Cash Equivalents			    85,372	    82,179	   182,927
Rents and Other Receivables			     7,355	     9,012	     8,153
Prepaid Expenses					    10,370      10,272      10,337
Escrow Deposits					    81,127	    71,230	    57,234
Restricted Cash -
 Tenants' Security Deposits			    17,303	    15,880	    14,262
Reserve for replacements			   149,583	   212,165	   286,321
Residual Receipts Reserve			   195,284	   184,355	   174,885
Deferred Charges					    78,709	    83,617	    88,525
							 2,744,290	 2,989,093	 3,344,223

			LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
	Mortgage Loan Payable - Note 2	$ 4,618,996	$ 4,654,385	$ 4,685,875
	Accrued Interest Payeble		     45,143	     45,489	     45,797
	Accounts Payable and Accrued Expenses    50,407	     41,891	     42,917
	Tenants' Security Deposits Payable	     15,058	     15,039	     14,224
	Prepaid Rents					3,617		3,207		6,467
		TOTAL LIABILITIES			  4,733,221	  4,760,011	  4,795,280

	COMMITMENTS AND CONTINGENCIES
	  Notes 2,3 and 4
	PARTNERS' DEFICIT - Note 4
		General Partners			(  140,470)  ( 130,659)  (  116,265)
		Limited Partners			(1,848,461)	(1,640,259)	 (1,334,792)

		TOTAL PARTNERS' DEFICIT		(1,988,931)	(1,770,918)	 (1,451,057)
							$2,744,290	$2,989,093	 $3,344,223

See accompanying summary of accounting policies and notes to financial statements






					ASHLAND COMMONS
				  (a limited partnership)
				    PROJECT NO: 023-35279

				  STATEMENT OF OPERATIONS


								YEAR ENDED DECEMBER 31,
						2000		1999		1998

RENT AND RELATED INCOME			$1,228,758	$1,233,498 	$1,227,708

OPERATING EXPENSES:
	Administrative & Marketing       144,819     143,116     142,342
 	Utilities				    27,116      70,427      72,346
 	Maintenance and Repair		   327,176     384,411     256,393
	Real Estate Tax			    64,807      74,246      73,596
	Interest				   566,833     570,938     574,518
	Insurance				    45,313      39,796      34,886
	Depreciation and Amortization    206,104     206,104     206,104

	Total Operating Expenses	 1,382,168   1,489,038	 1,360,185

OPERATING LOSS				  (153,410)   (255,540)   (132,477)

OTHER INCOME - Interest			    27,724      27,724      32,760

NET LOSS					$ (125,686) $ (227,816) $  (99,717)

NET LOSS TO GENERAL PARTNERS 		$   (5,669) $  (10,252) $   (4,487)

NET LOSS TO LIMITED PARTNERS		$ (123,299) $ (217,564) $  (95,230)


See accompanying summary of accounting policies and notes to financial statements.




				ASHLAND COMMONS ASSOCIATES
				 (a limited partnership)
				  PROJECT NO: 023-35279


 				STATEMENT OF PARTNERS' DEFICIT

		FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, 1998



								General	Limited
						Total		Partner	Partners

Balance, at December 31, 1997		$(1,259,295) $(107,636) $(1,151,659)

Net loss					    (99,717)    (4,487)     (95,230)

Distributions				    (92,045)    (4,142)     (87,903)

BALANCE, at December 31, 1998		 (1,451,057)  (116,265)  (1,334,792)

Net loss				         (227,816)   (10,252)    (217,564)

Distributions				    (92,045)    (4,142)     (87,903)

BALANCE, at December 31, 1999		 (1,770,918)  (130,659)  (1,640,259)

Net loss					   (125,968)    (5,669)    (120,299)

Distributions				    (92,045)    (4,142)     (87,903)

BALANCE, at December 31, 2000 	$(1,988,931) $(140,470) $(1,848,461)

Percentage of interest in
   profit and losses			       100%       4.5%       95.5%


	See accompanying summary of accounting policies and notes to financial statements


				ASHLAND COMMONS ASSOCIATES
				(a limited partnership)
				 PROJECT NO: 023-35279

								YEAR ENDED DECEMBER 31,
							2000		1999		1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss						$(125,968)	$(227,816)	$ (99,717)

Adjustments to reconcile Net Loss
  to Net Cash Provided  (Used) by
  Operating Activities:
	Depreciation and Amortization		  206,104	  206,104	  206,104
	(Increase) Decrease in Receivables	    1,657	    ( 859)	   (2,901)
	(Increase) Decrease in Prepaid Expenses	(98)		 65	     ( 15)
	(Increase) Decrease in Escrow Deposits (9,897)	  (13,996)	   18,302
	(Increase) Decrease in Restricted Cash (1,423)    ( 1,618)		350
	Increase (Decrease)in Accounts Payable
	 and Accrued Expenses			    8,170     ( 1,334)	  (16,007)
	Increase (Decrease) in Tenants
	 Security Deposits				 19         815     (   388)
	Increase (Decrease) in Prepaid Rents      410	   (3,260)      6,300

Net Cash Provided (Used) by
 Operating Activities				   78,974	  (41,899)	  112,028

CASH FLOWS FROM INVESTING ACTIVITIES:
	(Increase) Decrease in Reserve
        for Replacements			    62,582	   74,156	  (19,783)
	(Increase) Decrease in Residual
	  Receipts Reserve			   (10,929)	   (9,470)    ( 9,185)

Net Cash Provided (Used) by Investing
 Activities						    51,653	   64,686     (28,968)

CASH FLOWS FROM FINANCING ACTIVITES:
	Decrease in Mortgage Loan Payable	   (35,389)    (31,490)   (28,020)
	Distributions to Partners 		   (92,045)	   (92,045)   (92,045)

Net Cash Used by Financing Activities	  (127,434)	  (123,535)	 (120,065)

Net Increase (Decrease)in Cash and
 Cash Equivalents					     3,193    (100,748)   (37,005)

Cash and Cash Equivalents,
  Beginning of Year				    82,179	   182,927	  219,932

Cash and Cash Equivalents,
  End of Year					$   85,372	 $  82,179	$ 182,927


See accompanying summary of accounting policies and notes of financial statements.


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

NOTE 2 - MORTGAGE LOAN PAYABLE

The mortgage note is insured by the Federal Housing Administration (FHA) and is payable in monthly installments of approximately $48,283, including interest at 11.728% per annum, through 2024. Annual principal payments for the next five years will be as follows:

				Year			 Amount
				2001			$39,768
				2002	 		 44,691
				2003	 		 50,223
				2004	 		 56,441
				2005	 		 63,428

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

















				ROCKLEDGE APARTMENTS ASSOCIATES
				   (a limited partnership)
				    PROJECT NO: 71-187-N


				REPORT ON FINANCIAL STATEMENTS


			YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


















						CONTENTS
											Page

Independent Auditors' Report							3

Financial Statements:
Balance Sheet									4
Statement of Operations								5
Statement of Partners' Equity (Deficit)					6
Statement of Cash Flows								7
Summary of Accounting Policies						8
Notes to Financial Statements							9
















				INDEPENDENT AUDITORS' REPORT


							January 26, 2001

To the Partners of
Rockledge Apartments Associates
Woburn, Massachusetts


We have audited the accompanying balance sheet of MHFA Project No. 71-187-N Rockledge Apartments Associates, (a limited partnership) as of December 31, 2000, 1998 and 1998 and the related statements of operations, partners'equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockledge Apartments Associates as of December 31, 2000, 1999, and 1998 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.


				ROCKLEDGE APARTMENTS ASSOCIATES
				   (a limited partnership)
                             PROJECT NO: 71-187-N

 					  BALANCE SHEET


								DECEMBER 31,
						2000		1999		1998
					ASSETS
Property and Equipment
	(Mortgaged)- Note 2
	Land					 $90,000 	 $90,000 	 $90,000
	Building			     1,624,825   1,624,825   1,624,825
	Equipment and furnishings	 263,535 	 263,535 	 263,535
					     1,978,360   1,978,360   1,978,360
	Less:
	 Accumulated Depreciation    1,337,925   1,272,932   1,207,939

	Net Property and Equipment	 640,435 	 705,428 	 770,421

Cash and Cash Equivalents		 211,698 	 266,628 	 257,365
Rents and Other Receivables		   7,454 	   4,887 	   7,386
Escrow Deposits				  18,669      17,641   	  18,387
Restricted Cash -
 Tenants' Security Deposits		 28,987 	  26,281 	  26,611
Reserve for Replacements	      103,512 	  99,258 	  98,212
Excess rent income escrow		 23,832 	     -           -
					   $1,034,587   $1,120,123  $1,178,382

LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES:
Mortgage Loan Payable - Note 2   $1,147,304   $1,176,466  $1,203,633
Note Payable Affiliate (Note 3)      13,114 	  20,046 	  20,046
	Accrued Interest Payable    	  1,367 	   1,537 	   1,695
	Accounts Payable and Accrued
	 Expenses				 23,242 	  20,590 	  29,749
	Tenants' Security Deposits
	 Payable				 24,030 	  25,409 	  24,869
	Prepaid Rents			     36 	     415 	     115

		  TOTAL LIABILITIES   1,209,093    1,244,463   1,280,107
	COMMITMENTS AND CONTINGENCIES
	  Notes 2,3 and 4
	PARTNERS' DEFICIT - Note 4
		General Partner	      (13,757)	   1,293 	   1,971
		Limited Partner	     (160,749)	(125,633)	(103,696)

		  TOTAL PARTNERS'
 		   DEFICIT 	 	     (174,506)	(124,340)	(101,725)

					   $1,034,587   $1,120,123  $1,178,382


See accompanying summary of accounting policies and notes to financial statements


				ROCKLEDGE APARTMENTS ASSOCIATES
				   (a limited partnership)
				    PROJECT NO: 71-187-N

				  STATEMENT OF OPERATIONS

						YEAR ENDED DECEMBER 31,
						2000		1999		1998



RENT AND RELATED INCOME			$410,257 	 $373,637 	 $386,277

OPERATING EXPENSES:
	Administrative & Marketing	 103,029 	   86,128 	   93,960
	Utilities				  59,837 	   44,696 	   42,070
	Maintenance and Repair		 188,264 	  151,824 	  157,588
	Real Estate Tax			  38,851 	   37,432 	   39,577
	Interest				  16,763 	   18,788 	   23,326
	Insurance				   6,301 	    5,500 	    5,956
	Depreciation and Amortization	  64,993 	   64,993 	   64,993

	Total Operating Expenses	 478,038 	  409,361 	  427,470

OPERATING INCOME (LOSS)			 (67,781)	  (35,724)	  (41,193)

OTHER INCOME - Interest			  17,615 	   13,109 	   15,373

NET INCOME (LOSS)				$(50,166)	 $(22,615)	 $(25,820)

NET INCOME (LOSS) TO GENERAL
   PARTNERS					$(15,050)	 $   (678)	    $(775)

NET INCOME (LOSS) TO LIMITED		$(35,116)	 $(21,937)	 $(25,045)
   PARTNERS

See accompanying summary of accounting policies and notes to financial statements.



				ROCKLEDGE APARTMENTS ASSOCIATES
				    (a limited partnership)
				      PROJECT NO: 71-187-N

			STATEMENT OF PARTNERS' EQUITY (DEFICIT)

		FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, 1998



							 	General		Limited
						Total		Partner		Partners


BALANCE, at December 31, 1997		$(75,905)	 $2,746 		 $(78,651)

Net loss					 (25,820)	   (775)	   	  (25,045)

BALANCE, at December 31, 1998		(101,725)     1,971 		 (103,696)

Net loss					 (22,615)	   (678)	        (21,937)

BALANCE, at December 31, 1999	      (124,340)  	  1,293 		 (125,633)

Net loss					 (50,166)   (15,050)		  (35,116)

BALANCE, December 31, 2000	     $(174,506)  $(13,757)	      $(160,749)

Percent of interest in
   profit and losses			 100% 		 3% 		 97%



See accompanying summary of accoutning policies and notes to financial statements.


				ROCKLEDGE APARTMENTS ASSOCIATES
				   (a limited partnership)
				     PROJECT NO: 71-187-N

					STATEMENT OF CASH FLOWS

							YEAR ENDED DECEMBER 31,
							2000		1999		1998
CASH FLOWS FROM ACTIVITIES:

Net Loss						 $(50,166)	 $(22,615)	 $(25,820)

Adjustments to reconcile Net Loss
  to Net Cash Provided (Used) by Operating
  Activities:
	Depreciation and Amortization		   64,993 	   64,993 	   64,993
	(Increase) Decrease in Receivables	   (2,567)	    2,499 	   (2,120)
	(Increase) Decrease in Escrow Deposits (1,028)	 	746 	    8,217
	(Increase) Decrease in Restricted
	   Deposits					   (2,706)	 	330 	   (1,324)
	Increase (Decrease) in Accounts
	   Payable and Accrued Expenses	    2,482 	   (9,317)	 	872
	Increase (Decrease) in Tenants
	  Security Deposits			   (1,379)	 	540 	     (418)
	Increase (Decrease) in Prepaid Rents     (379)	 	300 	   (3,449)

Net Cash Provided (Used) by
  Operating Activities				    9,250 	   37,476 	   40,951

CASH FLOWS FROM INVESTING ACTIVITIES:
	Increase in excess rent income escrow (23,832)		 -  	 	 -
	(Increase) Decrease in Reserve
	  for Replacements			   (4,254)	  (1,046)	    6,301

						        (28,086)	  (1,046)	    6,301

CASH FLOWS FROM FINANCING ACTIVITIES:
	Decrease in Mortgage Loan Payable	 (29,162)	 (27,167)	 (25,310)
	Note Payable - Affiliate		 (6,932)	 	- 	 ( 8,006)

Net Cash Used by Financing Activities	(36,094)	 (27,167)	 (33,316)

Net Increase (Decrease) in Cash and
	Cash Equivalents				(54,930)	   9,263 	  13,936

Cash and Cash Equivalents,
	Beginning of Year				266,628 	 257,365 	 243,429

Cash and Cash Equivalents,
	End of Year				     $211,698 	 $266,628 	 $257,365

Supplemental Disclosure:
	Cash Paid During Year For Interest  $20,847 	  $28,793 	 $ 22,626


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

			2001			$31,311
			2002	 		 33,623
			2003	    		 36,113
			2004	 		 38,794
			2005	 		 42,334

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




	  INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH SPECIFIC REQUIREMENTS APPLICABLE TO NONMAJOR HUD PROGRAM TRANSACTIONS



To the Partners of
Rockledge Apartments Associates
Woburn, Massachusetts


We have audited the financial statements of Rockledge Apartments Associates as of and for the year ended December 31, 1999, and have issued our report thereon dated January 2, 2000.

In connection with our audit of the 1999 financial statements of Rockledge Apartments Associates and with our consideration of Rockledge Apartments Associates' internal controls used to administer HUD programs, as required by the Consolidated Audit Guide for Audits of HUD Programs (the Guide) issued by the U.S. Department of Housing and Urban Development, we selected certain transactions applicable to certain nonmajor HUD-assisted programs for the year ended December 31, 1999.

As required by the Guide, we performed auditing procedures to test compliance with the requirements governing (types of services allowed or not allowed, tenant application, eligibility, reporting, special tests and provisions of HUD contracts) that are applicable to those transactions. Our procedures were substantially less in scope than an audit, the object of which is the expression of an opinion on Rockledge Apartments Associates' compliance with these requirements. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of non-compliance that are required to be reported herein under the Guide.

This report is intended solely for the information and use of the general partner, management, and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.



January 27, 2000






					INDEX TO EXHIBITS


										Sequentially
Exhibit									Numbered
  No. 				Description			      Page

(3)	Articles of Incorporation and By-laws:  The registrant
	is not incorporated. The partnership Agreement was filed with the registrant's Registration Statement on Form S-11 (#2-84474) and is incorporated herein by reference.

(10.1)Purchase and Sale Agreement, dated as of March 30, 1984, relating to Ashland Commons Associates (filed with
	Registrant's Form 8-K dated March 30, 1984 and incorporated herein by reference).

(10.2)Purchase and Sale Agreement, dated as of April 30, 1984, relating to Historic Cohoes, II (filed with Registrant's
	Form 8-K dated April 30, 1984 and incorporated herein by reference).

(10.3)Purchase and Sale Agreement, dated as of June 22, 1984, relating to Rockledge Apartment Associates (filed with
	Registrant's Form 8-K dated June 22, 1984 and incorporated herein by reference).

(10.4)Withdrawal of APT Housing Partners Limited Partners as a Limited Partner in a Local Limited Partnership, dated as of December 18, 1986, relating to Historic Cohoes, II, (filed with Registrant's Form 8-K dated March 30, 1987 and incorporated herein by reference).

(27)	Financial data schedule.						  49









			APT HOUSING PARTNERS LIMITED PARTNERSHIP

				 FINANCIAL DATA SCHEDULE


This schedule contains summary financial information extracted from the balance sheet and statement of income on pages 18 through 19 of the Partnership's 2000 Annual Report on Form 10-K and is qualified in its entirety by reference to such financial statements.

											 Year End
Item Number		Item Description						   2000
5-02(1)		Cash and cash items			         $	  252,224
5-02(2)		Marketable securities						-0-
5-02(3)(a)(1)	Notes and accounts receivable-trade				-0-
5-02(4)		Allowance for doubtful accounts				-0-
5-02(6)		Inventory								-0-
5-02(9)		Total current assets					  252,224
5-02(13)		Property, plant and equipment					-0-
5-02(14)		Accumulated depreciation					-0-
5-02(18)		Total assets					   	  252,224
5-02(21)		Total current liabilities				   20,047
5-02(22)		Bonds, mortgages and similar debt				-0-
5-02(28)		Preferred stock-mandatory redemption			-0-
5-02(29)		Preferred stock-no mandatory redemption			-0-
5-02(30)		Common stock							-0-
5-02(31)		Other stockholders' equity		 		  232,177
5-02(32)		Total liabilities and stockholders' equity  	  252,224


											Year Ended
Item Number		Item Description						2000
5-03(b)1(a)		Net sales of tangible products			$	-0-
5-03(b)1		Total revenues						 99,105
5-03(b)2(a)		Cost of tangible goods sold					-0-
5-03(b)2		Total costs and expenses applicable to sales
			and revenues							-0-
5-03(b)3		Other costs and expenses				54,033
5-03(b)5		Provision for doubtful accounts and notes			-0-
5-03(b)(8)		Interest and amortization of debt discount		-0-
5-03(b)(10)		Income before taxes and other items			45,072
5-03(b)(11)		Income tax expense						-0-
5-03(b)(14)		Income/loss continuing operations			45,072
5-03(b)(15)		Discontinued operations						-0-
5-03(b)(17)		Extraordinary items						-0-
5-03(b)(18)		Cumulative effect- changes in accounting principles	-0-
5-03(b)(19)		Net income or loss					45,072
5-03(b)(20)		Earnings per share-primary				11.94
5-03(b)(20)		Earnings per share-fully diluted			11.94







						SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


APT HOUSING PARTNERS LIMITED PARTNERSHIP




By:  APT Asset Management, Inc.
        General Partner



                                  	By:
Date	March 30, 2001				John M. Curry - CEO
      						APT ASSET MANAGEMENT, INC.