Form 10-Q
period 2001-03-31
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 2001-05-15
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
			Washington, DC  20549

	_______________________________________________

			     Form 10-Q

	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

	_______________________________________________


For the Three Months Ended March 31, 2001 commission file number 2-84474


APT Housing Partners Limited Partnership
(Exact name of registrant as specified in its charter)

Massachusetts    				 04-2791736
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)

500 West Cummings Park, Suite 6050,Woburn,Massachusetts 01801
(Address of principal executive offices)	   (Zip Code)

Registrant's telephone number, including area code (781)935-4200

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


Yes             X                     No______________






This document contains 13 pages.



PART I

ITEM 1.	FINANCIAL STATEMENTS


		APT HOUSING PARTNERS LIMITED PARTNERSHIP
				BALANCE SHEETS




				   ASSETS

				March 31, 	 December 31,
				     2001    	       2000
			      (unaudited)	    (audited)

Investment in Local
Limited Partnerships		$    -0-    	   $    -0-
Cash and Cash Equivalents	 245,094 	      252,224

	Total Assets		$245,094	   $  252,224


           LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
 Accrued Expenses -
     Affiliate		 	$  9,350	  $     8,547
Professional Fees		  14,375	       11,500

	Total Liabilities	  23,725 	       20,047

Commitments and Contingencies

Partner's Capital (Deficit):
 General Partners		( 34,897)	   (  34,681)
 Limited Partners,
   3,700 partnership units
   authorized, issued and
   outstanding			 256,266	     266,858

	Total Partners'
        Capital (Deficit)	 221,369	     232,177

Total Liabilities and
Partners' Capital (Deficiency)	$245,094            $252,224


See  accompanying notes to financial statements


PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


	     APT HOUSING PARTNERS LIMITED PARTNERSHIP
		      STATEMENTS OF OPERATIONS
			    (Unaudited)


				Three Months 	Three Months
		  	        Ended  	        Ended
				March 31, 2001  March 31, 2000


Interest Income	 		$  2,927	  $ 2,302

Operating Expenses:

	Management fees-affiliate  9,350 	    9,350
	Administrative 	    	   4,385            5,000

	Total Operating Expenses  13,735	   14,350

Loss Before Share of Losses of
	and Distributions from Local
	Limited Partnerships	 (10,808)	  (12,048)

Distribution from Local
 Limited Partnership		     -		      -

Share of Losses of Local
 Limited Partnerships	   	     -      	      -

Net Income (Loss)		($10,808)	 ($12,048)

Limited Partners' Interest in
 Net Income (Loss)		($10,592)	 ($11,807)

Weighted Average Number of Outstanding
 Limited Partnership Units   	   3,700 	   3,700

Net Income (Loss) Per
 Limited Partnership Unit	($   2.86)	($   3.19)



See accompanying notes to financial statements



PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


		APT HOUSING PARTNERS LIMITED PARTNERSHIP
			STATEMENTS OF CASH FLOWS
				(Unaudited)

					Three Months Ended
	  		     	              March 31,
				       2001              2000

Cash Flows From Operating Activities:
 Net Income (Loss)		      ($ 10,808)	($12,048)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used by) operating activities:
   Change in operating assets and liabilities:
    Increase (decrease) in accrued
	expenses		     	  3,678	  	  14,350

Net Cash provided by (used by)
 operating activities:		       (  7,130)	   2,302

Cash Flows From Financing Activities:
 Distributions to limited partners	   -		     -
 Distributions to general partner	   -        	     -

 Net cash used in financing activities	   -                 -

Net Increase (Decrease) in cash and
 cash equivalents			(  7,130)	   2,302

Cash and Cash Equivalents,
 Beginning of Period			  252,224	 203,385

Cash and Cash Equivalents,
 End of Period				 $245,094	$205,687



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

Financial Statements:

The accompanying balance sheet as of March 31, 2001, the statements of operations for the three-month periods ended
March 31, 2001 and March 31, 2000, and the statements of cash flows for the three-month periods then ended have been prepared by the Partnership without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necesssary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made.

The accompanying balance sheet as of December 31, 2000 has been taken from the audited financial statements at that date.

The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of operating results for a full year.

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

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of a U.S. Treasury Bill at March 31, 2001 and a U.S. Government Agency security at March 31, 2000.

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

The Partnership has investments in two Local Limited Partnerships, Ashland Common Associates ("Ashland") and Rockledge Apartments Associates ("Rockledge"). The Partnership's investments consist of $1,143,695 for a 95.5% limited partnership interest in Ashland which owns an apartment complex of 96 units located in Ashland, Massachusetts and $543,900 for a 97% limited partnership interest in Rockledge which owns an apartment complex of 60 units located in Wakefield, Massachusetts.



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

For the quarters ended March 31, 2001 and 2000, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $71,239 and $33,484, respectively.
The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $1,074,254 at March 31, 2001 and $1,003,015 at December 31, 2000. Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The
Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

Summarized balance sheet information on a combined basis for the Local Limited Partnerships as of March 31, 2001 and
December 31, 2000 was as follows:

		  	     March 31, 2001    	December 31, 2000
			      (unaudited)	    (audited)

Rental property           	$ 7,597,934	     $7,597,934
Accumulated depreciation	( 4,904,859)	    ( 4,838,312)
Cash and cash equivalents	    302,540	        297,070
Restricted assets and deposits 	    538,940	        618,298
Other assets 	       		     57,483	        103,888

	Total assets	  	  3,592,038	      3,778,878

Mortgage loans payable	  	  5,749,367	      5,766,301
Other liabilities	     	    161,344	        176,014
	Total liabilities	  5,910,711           5,942,315

Partners' capital (deficiency) ($ 2,318,673)	    ($2,163,437)
Composition of partners' capital (deficiency)
    General partners           ($   164,626)        ($  154,227)
    Limited partners  	       (  2,154,047)	    ( 2,009,210)

	Partners' capital
         (deficiency)	      ($  2,318,673)	    ($2,163,437)



	     APT HOUSING PARTNERS LIMITED PARTNERSHIP
		   NOTES TO FINANCIAL STATEMENTS


Summarized unaudited income statement information on a combined basis for the Local Limited Partnerships for the quarters ended
March 31, 2001 and 2000 was as follows:

			March 31, 2001 		March 31, 2000

Revenues		$  436,454		$ 431,429
Net income (loss)      ($   74,370)    	       ($  34,699)

4.	CASH AND CASH EQUIVALENTS

The Partnership maintains cash and cash equivalent balances in a financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2000, cash and cash equivalents included a three month U.S. Treasury Bill which is backed by the full faith and credit of the U.S. Government and the remainder of the Partnership's cash and cash equivalents were fully insured. As well, at March 31, 2001 cash and cash equivalents includes a U.S. Treasury Bill and the remainder of the Partnership's cash was fully insured.

5.	TRANSACTIONS WITH RELATED PARTIES

American Securities Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for the quarters ended March 31, 2001 and 2000 amounted to $9,350 and $9,350, respectively. The Partnership has liabilities to the affiliate of $9,350 and $8,547 at March 31, 2001 and December 31, 2000, respectively.

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

The carrying amounts of cash and cash equivalents and accrued expenses at March 31, 2001 and December 31, 2000 approximate their fair values because of the short-term maturity of these instruments.




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

As of March 31, 2001, the Partnership has invested all of the net proceeds available for investment.

The Partnership's commitment to investments requiring initial capital contributions has been paid. The Partnership has no other significant capital commitments.

Pursuant to HUD's efforts to provide for the nation's housing needs, the Multifamily Assisted Housing Reform and Affordability Act (MAHRAA) of 1997, as amended, was enacted. In this Act, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts. Owners with Section 8 contracts expiring after September 30 ,1998 are subject to the provisions
of  MAHRAA.   On September 11, 1998, HUD issued an interim rule
to provide clarification of the implementation of the mark-to-market program. Since then, revised guidance has been provided through various HUD housing notices, most recently HUD housing notice 99-36, which addresses project-based Section 8 contracts expiring in fiscal year 2000.

Under this notice, project owners have several options for
Section 8 contract renewals, depending on the type of project and rent level. Options include marking rents up to market, renewing other contracts with rents at or below market, referring projects to the Office of Multifamily Housing Assistance Restructuring (OMHAR) for mark-to market or "OMHAR lite" renewals, renewing contracts that are exempted from referral to OMHAR, renewing contracts for portfolio re-engineering demonstration and preservation projects, and opting out of the Section 8 program. Owners must submit their option to HUD at least 120 days before expiration of their contract. Each option contains specific rules and procedures that must be followed to comply with the requirements of housing notice 99-36.

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

No cash distributions were received from the Local Limited Partnerships during the quarters ended March 31, 2001 and 2000. However, distributions of $87,903 have been received from one of the Local Limited Partnerships in each of the three years in the period ended December 31, 2000. These distributions are used to meet the Partnership's obligations. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

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
	CONDITION AND RESULTS OF OPERATIONS (Continued):

Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative.
For the quarters ended March 31, 2001 and 2000, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income amounted to $71,239 and $33,484, respectively. The Partnership's cumulative share of losses of the Local Limited Partnerships exceed its investments, and, accordingly, its share of losses of the Local Limited Partnerships have not been reflected in the financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The Partnership's net losses for the quarters ended March 31, 2001 and 2000 were due primarily to the accrual of first quarter program management fees. The distribution received from a Local Limited Partnership in calendar 2000 (for 1999) was not approved by the governmental agency regulating the Local Limited Partnership as of March 31, 2000, and, accordingly was not received until a subsequent quarter in the year. A distribution for 2000 to be received in 2001 has not been approved as of March 31, 2001 by the governmental regulatory agency. Management believes that a distribution will be approved. The Partnership incurs an annual program management fee payable to American Securities Team, Inc. ("AST"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee to AST is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 for the quarters ended March 31, 2001 and 2000.


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
	RISK

The Partnership maintains cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Partnership also has a short-term U.S. Treasury Bill which is backed by the full faith and credit of the U.S. Government. The Partnership does not believe these financial instruments are subject to significant market risk.


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

b.	No reports on Form 8-K have been filed for the quarter
	ended March 31, 2001.













			SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			APT HOUSING PARTNERS LIMITED PARTNERSHIP


			By:	APT Asset Management, Inc.
				General Partner



Date:_____________________	________________________________
				 Jeff Ewing, President