Form 10-Q
period 2001-06-30
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 2001-08-10
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
		         Washington, DC  20549

	                     Form 10-Q

             Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934.

______________________________________________


For the Quarterly Period Ended June 30, 2001. Commission file num-ber 2-84474

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

Yes             X                     No______________




				PART I

ITEM 1.	FINANCIAL STATEMENTS

            APT HOUSING PARTNERS LIMITED PARTNERSHIP
                         BALANCE SHEETS

                                ASSETS


				June 30,	December 31,
    				2001		2000
				(Unaudited)	(audited)


Investment in Local		$ -0-		$ -0-
Limited Partnerships
Cash and Cash Equivalents	$299,589	$252,224

	Total Assets		$299,589	$252,224

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:

	Accrued Expenses -

		Affiliate	  $ 9,350	$ 8,547
		Professional Fees $11,500	$11,500

		Total Liabilities $20,850	$20,047

Commitments and Contingencies

Partners' Capital (Deficit):
	General Partners	(33,750)	(34,681)
	Limited Partners,
	3,700 partnership units
	authorized, issued
	and outstanding		312,489		266,858

	Total Partners'Capital (Deficit)
				278,739	        232,177
        Total Liabilities and Partners'
	Capital (Deficiency)	$299,589       $252,224


                          PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)

	APT HOUSING PARTNERS LIMITED PARTNERSHIP
	        STATEMENTS OF OPERATIONS
                       (Unaudited)

		6 Months  6 Months  3 Months   3 Months
		Ended	  Ended	    Ended      Ended
		June 30	  June 30   June 30    June 30
		2001      2000      2001       2000

Interest Income
		$ 3,968	$ 4,824	    $1,041	$2,522

Operating Expenses:

Management fees-
  affiliate	18,700	  18,700     9,350	9,350
Administrative	13,217	  10,679     8,832	5,679


Total Operating
Expenses	31,917	  29,379    18,182      15,029

Loss Before
Share of Losses
of and Distributions
from Local Limited
Partnerships   (27,949) (24,555)  (17,141)	(12,507)


Distribution from
Local Limited
Partnerships	74,511  87,903	   74,511	 87,903

Share of Losses
of Local Limited
Partnerships	  -	 -	    -		  -

Net Income
(Loss)		$46,562	$63,348	   $57,370	$75,396

Limited Partners'
Interest in
Net Income
(Loss)		$45,631	$62,081	   $56,223	$73,888


ITEM 1
FINANCIAL STATEMENTS (continued)

Weighted
Average
Number of
Outstanding
Limited
Partnership
Units		3,700	 3,700	    3,700	 3,700

Net Income
(Loss)
Per Limited
Partnership
Unit		$12.33	$16.78	    $15.20	$19.97































				PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)

	APT HOUSING PARTNERS LIMITED PARTNERSHIP
		STATEMENTS OF CASH FLOWS
			      (Unaudited)

			Six Months Ended	Six Months Ended
			June 30, 2001		June 30, 2000

Cash Flows From
Operating Activities:
Net Income (Loss)	$46,562			$63,348
Adjustments to reconcile
net income (loss)
to net cash provided by
(used by) operating activities:

Change in operating assets
 and liabilities:
 Increase (decrease) in
accrued expenses	    803			  2,070

Net Cash provided by
(used by) operating
activities:		 47,365			 65,418

Cash Flows From
Financing Activities:
  Distributions to
  limited partners:	      -			      -
  Distributions to
  general partner	      -		              -

Net Cash used in
financing activities	      -	                      -

Net Increase (Decrease)
in cash and cash
equivalents		47,365			65,418

Cash and Cash
Equivalents,
Beginning of Period    252,224		       203,385

Cash and Cash
Equivalents,
End of Period	     $ 299,589                $268,803



		 APT HOUSING PARTNERS LIMITED PARTNERSHIP
	               NOTES TO FINANCIAL STATEMENTS


1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
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

Financial Statements:

The accompanying balance sheet as of June 30, 2001, the statements of operations for the six-month and three-month periods ended June 30, 2001 and June 30, 2000, and the statements of cash flows for the six-month periods then ended have been prepared by the Partnership without audit. In the opinion of management, alladjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made.

The accompanying balance sheet as of December 31, 2000 has been taken from the audited financial statements at that date.

The results of operations for the six-month and three-month periods ended June 30, 2001 and 2000 are not necessarily indicative of operating results for a full year.



Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financialstatements, and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.









































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

Income taxes:

Federal and state income taxes are not included in the accompany-ing financial statements because these taxes, if any, are the responsibility of the individual Partners.


Statement of cash flows:

For the purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds and U.S. Treasury Bills with carrying values of $198,786 and $198,162 at June 30, 2001 and December 31, 2000, respectively.

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

For the six-month periods ended June 30, 2001 and 2000, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $115,506 and $68,011, respectively. For the three-months ended June 30, 2001 and 2000, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $44,267 and $34,527, respectively. The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $1,118,521 at June 30, 2001 and $1,003,015 at December 31, 2000.
Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

Summarized balance sheet information on a combined basis for the Local Limited Partnerships as of June 30,2001 and December 31,
2000 was as follows:


    				June 30, 2001	December 31, 2000
				(Unaudited)	(audited)

Rental property			$7,597,934	$7,597,934
Accumulated depreciation	(4,971,409)	(4,838,312)
Cash and cash equivalents	  206,838	   297,070
Restricted assets and deposits	  565,575	   618,298
Other assets		   	  169,592	   103,888
Total assets			 3,568,530	 3,778,878

Mortgage loans payable		 5,731,621	 5,766,301
Other liabilities	   	   165,953	   176,014
Total liabilities		 5,897,574	 5,942,315

Partners' capital (deficiency)	($2,329,044)	($2,163,437)

Composition of partners'
capital (deficiency):
  General partners		($ 161,328)	($  154,227)
  Limited partners		(2,167,716)	( 2,009,210)

Partners' capital (deficiency)	($2,329,044)	($2,163,437)








































		APT HOUSING PARTNERS LIMITED PARTNERSHIP
		     NOTES TO FINANCIAL STATEMENTS


Summarized unaudited income statement information on a combined basis for the Local Limited Partnerships for the six-month and three-month periods ended June 30, 2001 and 2000 were as follows:


	Six Months Ended June 30, Three Months Ended June 30,
	    2001           2000   2001               2000

Revenues    $880,992	$871,163  $444,538	  $439,734
Net income
 (loss)	   ($120,579)	($70,511) ($46,209)	  ($35,812)

4.	CASH AND CASH EQUIVALENTS

The Partnership maintains cash and cash equivalent balances in a financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.
At December 31, 2000, cash and cash equivalents included a three month U.S. Treasury Bill which is backed by the full faith and credit of the U.S. Government and the remainder of the Partner-ship's cash and cash equivalents were fully insured. As well, at June 30, 2001 cash and cash equivalents includes a U.S. Treasury Bill and the Partnership's uninsured cash balances totaled $3,241.

5.	TRANSACTIONS WITH RELATED PARTIES

American Securities Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for each of the six-month and three-month periods $18,700 and $9,350, respectively. The Partnership has liabilities to the affiliate of $9,350 and $8,547 at June
30, 2001 and December 31, 2000, respectively.

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

The carrying amounts of cash and cash equivalents and accrued expenses at June 30, 2001 and December 31, 2000 approximate their fair values because of the short-term maturity of these instruments.





































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

As of June 30, 2001, the Partnership has invested all of the net proceeds available for investment.

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

Under this notice, project owners have several options for
Section 8 contract renewals, depending on the type of project and rent level. Options include marking rents up to market, renewing other contracts with rents at or below market, referring projects to the Office of Multifamily Housing Assistance Restructuring (OMHAR) for mark-to market or "OMHAR lite" renewals, renewing contracts that are exempted from referral to OMHAR, renewing contracts for portfolio re-engineering demonstration and preservation projects, and opting out of the Section 8 program. Owners must submit their rules and procedures that must be followed to comply with the requirements of housing notice 99-36.

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
CONDITION AND RESULTS OF OPERATIONS (Continued):


Cash distributions received from a Local Limited Partnership amounted to $74,511 and $87,903 during the quarters ended June 30, 2001 and 2000, respectively. These distributions are used to meet the Partnership's obligations. The
Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The
Partnership believes that it will continue to receive cash distributions from a Local Limited Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted.

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is anticipated that the Local Limited Partnerships in which the Partnership has invested will primarily produce tax losses of approximately $17,000 per $5,000 investment in approximately 14 to 17 full years of Partnership operations, with approximately $11,000 of such tax losses occurring during the first 5 years of Partnership operations (assuming the applicability of current laws, regulations and court decisions). The benefits received in the form of tax savings may be reduced due to the enactment of the Tax Reform Act of 1986, depending on the individual circumstances of each Limited Partner. There can be no assurance that the Partnership will be able to attain its investment objectives. The Partnership will not seek to sell its interest in any housing development or Local Limited Partnership unti proceeds of such sale would supply sufficient cash to enable its Limited Partners to pay applicable taxes.
Proceeds of such sales will not be reinvested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount.

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interests in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partner-ship's share of each Local Limited Partnership's results of operations and cash distributions. The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the six
-month periods ended June 30, 2001 and 2000, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to $115,506 and $68,011, respectively. For the three-months ended June 30, 2001 and 2000, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income amounted to $44,267 and $34,527, respectively. The Partnership's cumulative share of losses of the Local Limited Partnerships exceed its investments, and, accordingly, its share of losses of the Local Limited Partnerships have not been reflected in the financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.



















				PART I

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS (Continued):


The Partnership's net income for the six-month and three-month periods ended June 30, 2001 and 2000 was due primarily to the receipt of a cash distribution from its investment in a Local Limited Partnership.

The Partnership incurs an annual program management fee payable to American Securities Team, Inc. ("AST"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee to AST is equal to .5% of invested assets plus the Local Limited
Partnerships' annualized outstanding nonrecourse debt.
The fee amounted to $9,350 per quarter for the periods ended June 30, 2001 and 2000.

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

Disclosure not applicable.



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

b.	No reports on Form 8-K have been filed for
the quarter ended June 30, 2001.





				SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	APT HOUSING PARTNERS LIMITED PARTNERSHIP

    	By:	APT Asset Management, Inc.
		General Partner



Date:_____________________	 _____________________
				 Jeff Ewing, President












Bruno/1APT/10Q601.word





1