Form 10-K
period 2001-12-31
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 2002-03-28
CIK 721465

SECURITIES AND EXCHANGE COMMISSION

	           Washington, D.C. 20549

	                FORM 10-K

	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


	For the Fiscal Year Ended December 31, 2001

	      Commission File Number 2-84474

	  APT HOUSING PARTNERS LIMITED PARTNERSHIP

	     A Massachusetts Limited Partnership

	I.R.S. Employer Identification No. 04-2791736

	    500 West Cummings Park, Suite 6050

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


	            Yes  X     No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

There were 3,700 units of limited partnership interests held in the Partnership at March 15, 2002.


	DOCUMENTS INCORPORATED BY REFERENCE

				NONE



TOTAL NUMBER OF PAGES 49
INDEX TO EXHIBITS AT PAGE 15





PART I

ITEM 1. BUSINESS:

General

APT HOUSING PARTNERS LIMITED PARTNERSHIP (the
"Partnership") is a limited partnership which was formed under the laws of the Commonwealth of Massachusetts on June 8, 1983. The General Partner of the Partnership is APT Asset Management, Inc., a
Massachusetts corporation.  APT Asset Management, Inc.
is a wholly owned subsidiary of APT Financial Services, Inc. (a Delaware Corporation) whose majority share-holder is John M. Curry.

The Partnership's business is to invest, as a limited partner, in Local Limited Partnerships owning govern-ment-assisted housing developments and to provide its partners current tax benefits, potential appreciation in real estate investments,distribution of net capital transaction proceeds and distributable cash to the extent available.

On September 30, 1983, the Partnership offered for sale 9,000 units of limited partnership interests at $1,000 each pursuant to a prospectus dated
September 30, 1983. The offering was subsequently amended on March 30, 1984 to provide for 3,700 units of limited partnership interests at $1,000 each.
The public offering was managed by American Investment
Team, Inc. ("AIT")("the dealer manager"), an affiliate of the General Partner of the Partnership. The minimum investment allowed was $5,000.

The Partnership received $3,700,000 of subscriptions for limited partnership interests during the period
September 30,1983 through April 30, 1984 from 329
Investors. No further issuance of partnership interests is anticipated.

The net proceeds ($3,071,000) of the public offering were primarily used to purchase limited partnership interests in existing multi-family rental housing developments known as Ashland Commons Associates, Rockledge Apartments Associates and Historic Cohoes II.
The Partnership's investments in each Local Limited
Partnership represents 95.5%, 97% and 97%,respectively.
On December 18, 1986 the Partnership withdrew its 97% investment interest in Historic Cohoes II and received its original investment of $1,321,234 from the Local
Limited Partnership. A distribution of the same amount was made to the Limited Partners on April 3, 1987.

Federal, state or local government agencies have pro-vided significant incentives in order to stimulate private investment in government-assisted housing. The intent of these incentives was to reduce certain market risks and provide investors (i)tax benefits, (ii) limited cash distributions and (iii) long-term capital appreciation. Notwithstanding these factors, there remain significant risks. These risks include, but are not limited to, the financial strength of the local general partners. The long-term nature of investments in government-assisted housing limits the ability of the Partnership to vary its investment portfolio in response to changing economic, financial and investment conditions; such investments are also subject to changes in local economic circumstances and housing patterns which have an impact on real estate values.
These housing developments also require greater management expertise and may have higher operating expenses than conventional housing developments.

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

The Internal Revenue Service (IRS) scrutinizes, in general, "tax shelters" that generate tax losses in any taxable year.The Local Limited Partnerships will deduct certain fees such as General Partners' fees and other expenses on the basis that such expenses constitute ordinary and necessary expenses of carrying on the business. If the federal income tax information return filed annually by the Partnership or by any Local
Limited Partnership is audited, no assurance can be given as to what extent the deductions claimed for these fees will be allowed. Any disallowance by the IRS that is not successfully rebutted will have the effect of increasing the taxable income or decreasing the taxable loss of each Limited Partner for the year in question.

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

As a Limited Partner of each of the Local Limited
Partnerships, the Partnership does not have the right to participate in the management of such Local Limited
Partnerships or their operations. The Partnership retains certain rights with respect to voting on or approving certain matters, including the sale of the housing developments. By the existence or exercise of such rights, it could be asserted that the Partnership was taking part in the control of the Local
Limited Partnerships' operations and should thereby incur liability for all debts and obligations of the Local Limited Partnerships.If this were found to be the case, the Partnership interest in one Local Limited
Partnership could be reached by creditors of another
Local Limited Partnership. The Partnership has received opinions of counsel for the Local Limited
Partnerships that the existence and exercise of such rights will not subject it to liability as a Local
General Partner of the Local Limited Partnership.

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



ITEM 2.	PROPERTIES:

The Partnership holds limited partnership interests in two (2) Local Limited Partnerships as of December 31,
2001. Set forth is a schedule of the Local Limited
Partnerships including certain information concerning the Apartment Complexes.

Name and Location 		    % Units Occupied							     	% of Units Occupied
(Number of Units)	 Date Acquired  at December 31,
			                2001 2000 1999 1998
Ashland Commons	 March 30,1984  96%  97%  100% 100%
Associates,
Ashland, MA (96)	                1997
                                  99%

Rockledge Apart-	June 22, 1984   2001 2000 1999 1998
ments Assoicates			    95%  98%  97%   97%
Wakefield, MA (60)		    1997
                                  98%



The Local Limited Partnerships in which the Partnership has invested own existing Apartment Complexes which receive either Federal or State subsidies. The U.S.
Department of Housing and Urban Development (HUD), through the Federal Housing Administration (FHA), administers a variety of subsidy programs for low- and moderate-income housing developments. The Federal programs generally provide one of a combination of the following forms of assistance: (i)mortgage loan insurance (ii) rental subsidies, (iii) reduction of mortgage interest payments.

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

iii) The Section 236 Program, as well as providing mortgage insurance, also provides a subsidy which reduces the debt service on a project mortgage, thereby enabling the owner to charge the tenants lower rents for their apartments.
Interest credit subsidy payments are made monthly by HUD directly to the mortgagee of the project. Each payment is in an amount equal to the difference between
(i) the monthly payment required by the terms of the mortgage to pay principaland interest and (ii) the monthly payment which would have been required for principal and interest if the mortgage loan provided for interest at the rate of 1%. These payments are credited against the amounts otherwise due from the owner of the project, who makes monthly payments of the balance.

Pursuant to HUD's efforts to provide for the nation's housing needs, the Multifamily Assisted Housing Reform and Affordability Act (MAHRAA) of 1997, as amended, was enacted. In this Act, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of
Section 8 Contracts. wners with Section 8 contracts expiring after September 30 ,1998 are subject to the provisions of AHRAA.On Sept.11,1998 Hud issued interim rule to provide clarification of the implementation of the mark-tomarket program.
Since then, revised guidance has been provided through various HUD housing notices, most recently HUD
"Section 8 Renewal Policy Guide", which addresses project-based Section 8 contracts expiring in fiscal year 2001.

Under this notice, project owners have several options for Section 8 contract renewals, depending on the type of project and rent level. Options include marking rents up to market, renewing other contracts with rents at or below market, referring projects to the Office of Multifamily Housing Assistance Restructuring (OMHAR) for mark-to market or"OMHAR lite" renewals, renewing contracts that are exempted from referral to OMHAR, renewing contracts for portfolio re-engineering demonstration and preservation projects, and opting out of the Section 8 program. Owners must submit their option to HUD at least 120 days before expiration of their contract. Each option contains specific rules andprocedures that must be followed to comply with the requirements of the Section 8 Renewal
Policy Guide.

As such, each Local Limited Partnership may choose to either opt out of the Section 8 program, request mortgage restructuring and renewal of the Section 8 contract, or request renewal of the Section 8 contract without mortgage restructuring. Each option contains a specific set of rules and procedures that must be followed in order to comply with the requirements of MAHRAA.

The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programsincluding the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of certain Local Limited Partnerships currently receiving such subsidy or similar subsidies.

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

See Item 1, Business, above for the general competitive conditions to which the properties described herein are subject.

Real estate taxes are calculated using rates and assessed valuations determined by the town or city in which the property is located.

ITEM 3.	LEGAL PROCEEDINGS:

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS:

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S LIMITED
PARTNERSHIPINTERESTS AND RELATED SECURITY HOLDER
MATTERS:

Limited partnership interests are not traded in a public market but were sold through a public offering managed by American Investment Team, Inc. It is not anticipated that any public market will develop for the purchase and sale of any limited partnership interest.
Limited partnership interests may be transferred only if certain requirements are satisfied.
As of March 15, 2002, there were 328 registered holders of an aggregate of 3,700 units of limited partnership interests in the Partnership.



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


                     Year Ended December 31,
OPERATIONS
		2001   2000    1999 	1998   1997
Revenue	8,260  11,202   7,297	4,868  2,610

Expenses	52,309 54,033  46,212   45,472 46,464

Loss before(44,049)(42,831)(38,915)(40,604)(43,854)
share of
losses of
and distri-
butions
from Local
Limited
Partnerships

Distribu-	74,511 87,903  87,903  87,903	 87,903
tion from
Local Ltd
Partnership

Share of	 - 	   -        -       -       -
losses of
Local
Limited
Partnerships

Net Income	30,462 45,0072  48,988  47,299 44,049

Net income    8.07   11.94   19.98   12.53  11.67
per
weighted
average
limited
partner-
ship unit

FINANCIAL POSITION

					December 31,

		2001	  2000    1999    1998     1997
Total
Assets	282,041  2,224  203,385 155,218  108,175

Investment
in Local
Limited
Partnerships -0- 	    -0-     -0-      -0-    -0-

Total
Liabilities  19,402  20,047  16,280  17,101   17,357

Total part-
ners'
capital     262,639 232,177  187,105 138,117  90,818

Cash
Distribu-
tions per
limited
partnership
unit		  -0-      -0-    -0-      -0-    -0-

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIALCONDITION AND RESULTS OF OPERATIONS:

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

As of December 31, 2001, the Partnership has invested all of the net proceeds available for investment.

The Partnership's commitment to investments requiring initial capital contributions has been paid. The
Partnership hasno other significant capital commitments.


Pursuant to HUD's efforts to provide for the nation's housing needs, the Multifamily Assisted Housing Reform and Affordability Act (MAHRAA) of 1997, as amended, was enacted. In this Act, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts.Owners with Section 8 contracts expiring after September 30 ,1998 are subject to the provisions of MAHRAA. On September 11, 1998, HUD ssued an interim rule to provide clarification of the implementation of the mark-to-market program. Since then, revised guidance has been provided through various HUD housing notices, most recently HUD
"Section 8 Renewal Policy Guide" which addresses project-based Section 8 contracts expiring in fiscal year 2001.

Under this notice, project owners have several options for Section 8 contract renewals, depending on the type of project and rent level. Options include marking rents up to market, renewing other contracts with rents at or below market, referring projects to the Office of Multifamily Housing Assistance Restructuring (OMHAR) for mark-to market or "OMHAR lite" renewals, renewing contracts that are exempted from referral to OMHAR, renewing contracts for portfolio re-engineering demonstration and preservation projects, and opting out of the Section 8 program. Owners mustsubmit their option to HUD at least 120 days before expiration of their contract. Each option contains specific rules and procedures that must be followed to comply with the requirements of the Section 8 Renewal Policy Guide.

As such, each Local Limited Partnership may choose to either opt out of the Section 8 program, request mortgage restructuring and renewal of the Section 8 contract, or request renewal of the Section 8 contract without mortgage restructuring. Each option contains a specific set of rules and procedures that must be followed in order to comply withthe requirements of MAHRAA.

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

Cash distributions received from a Local Limited
Partnership amounted to $74,511, $87,903, and $87,903 during the years ended December 31, 2001, 2000 and 1999, respectively. These distributions were used to meet the Partnership's obligations. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners.
The Partnership believes that it will continue to receive cash distributions from a Local Limited
Partnership in an amount sufficient to meet its operating expenses. However, there can be no assurance that cash distributions received will be adequate to allow the Partnership to make any further cash distributions to its partners.




Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted.


Results of Operations

The Partnership was formed to provide various benefits to its limited partners as discussed in Part I, Item 1 of this Report. It is anticipated that the Local
Limited Partnerships in which the Partnership has invested will primarily produce tax losses of approximately $17,000 per $5,000 investment in approximately 14 to 17 full years of Partnership operations, with approximately $11,000 of such tax losses occurring during the first 5 full years of Partnership operations (assuming the applicability of current laws, regulations and court decisions).
The benefits received in the form of tax savings may be reduced due to the enactment of the Tax Reform Act of 1986, depending on the individual circumstances of each Limited Partner. There can be no assurance that the Partnership will be able to attain its investment objectives.
The Partnership will not seek to sell its interest in any housing development or Local Limited
Partnership until proceedsof such sale would supply sufficient cash to enable its Limited Partners to pay applicable taxes. Proceeds of such sales will not be reinvested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited
Partners in any material amount.

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interests in Local Limited Partnerships owning government-assisted housing developments.
The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local
Limited Partnership's results of operations and cash distributions. The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the years ended December 31, 2001, 2000 and 1999, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership and not included in the statements of income for those years amounted to $128,958, $158,415 and $239,501, respectively. At December 31, 2001 and
2000, the Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $1,131,973 and $1,003,015, respectively, and, accordingly, have not been reflected in the Partnership's financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The Partnership's net income in 2001, 2000 and 1999 was due primarily to cash distributions received of $74,511, $87,903 and $87,903, respectively, from one Local
Limited Partnership which offset the Partnership's net operating expenses in these years resulting in net income of $30,462, $45,072 and $48,988, respectively.

The Partnership incurs an annual program management fee payable to American Securities Team, Inc. ("AST") commencing in January, 1998 and to American Investment
Team, Inc. ("AIT"), for the years prior thereto, both affiliates of the General Partner, for managing the affairs of the Partnership and for providing investor services to the limitedpartners. The fee to the affiliate is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $35,746, $36,597 and $35,830, for 2001, 2000 and 1999,
respectively.

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

There are also substantial risks associated with the operations of Apartment Complexes receiving government assistance. These include: governmental regulations concerning tenant eligibility which may make it more difficult to rent apartments in the complexes;
difficulties in obtaining government approval for rent increases; limitations on the percentage of incomewhich low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban
Development to make the rental assistance payments it has contracted to make; and that, when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local
Limited Partnership's Apartment Complex.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable



PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT:

The Partnership has no directors or executive officers.
The Partnership's affairs are managed and controlled by the General Partner. Certain information concerning the director and executive officers of the General Partner is set forth below:

JOHN M. CURRY, BS, MBA, CPM, GSP, RR, 59, is the founder, Chairman, Director, and Shareholder of APT
Financial Services, Inc., and its subsidiaries.  Mr.
Curry has been responsible for the construction of over 4,000 units of multi-family housing at a cost of over $120,000,000 and 240,000 square feet of commercial space. Mr. Curry is a graduate of the University of San Francisco (BS, 1968) and the Harvard Graduate
School of Business Administration (MBA, 1970).
He is a licensed Real Estate Broker in Massachusetts and New York and a licensed Builder in Massachusetts.
His professional memberships include the Institute of Real Estate Management with the classification of Certified Property Manager, the Greater Boston Real
Estate Board, Builders Association of Greater Boston, and is listed in Who's Who in America.

JEFF E. EWING, BS, CPA, 36, is the President, Chief
Financial Officer, Director and Shareholder of APT
Financial Services, Inc. Mr. Ewing joined the company in December 1992, becoming its controller, and in December 1994, hebecame the Company's President and
Chief Financial Officer. He is responsible for new business development, corporate operations and the development, implementation and review of all financial reporting systems as well as compliance with applicable tax and regulatory requirements. Prior to joining APT, Mr. Ewing was employed by Congress Realty
Group of Companies as assistant controller and the accounting firm of Robert Ercolini and Company as a senior auditor. Mr. Ewing is a Certified Public
Accountant in the Commonwealth of Massachusetts and a NASD registered Financial and Operations Principal.
Mr. Ewing received his B.S. in Accountancy from Bentley
College and is a member of theAmerican Institute of Certified Public Accountants and the Massachusetts
Society of Certified Public Accountants.

J. STEWART HARVEY, JR., BSBA, MBA, 69, is a Director and Shareholder of APT Financial Services, Inc., and its subsidiaries. Mr. Harvey is Managing Director of Aberdeen American Inc., an investment firm. He has held the position since 1985. Prior to this, Mr.
Harvey was Vice President and Director of Gardner and
Preston Moss, Inc. He was Vice President and Director of Research for Fidelity Management and Research
Company, the largest mutual funds firm in the country. Mr. Harvey is a graduate of Boston University
(BSBA, 1960) and Northeastern University (MBA-Finance,
1966).






AFFILIATES:

APT FINANCIAL SERVICES INC., ("APT" OR "Company") is a
Delaware corporation organized on April 19, 1983.  The
Company's principal office is located at 500 West
Cummings Park, Woburn, MA.  APT Financial Services,Inc.
and its wholly-owned subsidiaries, American Properties
Team, Inc., APT Asset Management, Inc., American
Securities Team, Inc. and American Investment Team,Inc.
form a real estate service company providing property management, asset management, syndication, development and investor services to third-party owners, affiliates and partners.

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

AMERICAN INVESTMENT TEAM, INC. ("AIT") is a
Massachusetts corporation organized on August 13, 1982.
AIT is an approved U.S. Department of Housing and Urban
Development ("HUD") Title II nonsupervised mortgagee, and was, until January 1, 1997, a NASD registered broker-dealer for both public and private placements.
Until January 1, 1997, the company also served as investor services agent for over 570 clients who have invested $30 million of equity in the Company's developments.

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

The Partnership has no officers or directors.  The
Partnership does not pay or accrue any fees, salaries or other forms ofcompensation to directors or officers of the General Partner for their services. Under the terms of the Partnership Agreement, the General Partner and affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties.
In addition, an affiliate of the General Partner, American Securities Team, Inc., receives from the
Partnership an annual program management fee equal to ..5% of invested assets plus the Local Limited
Partnerships' annualized outstanding nonrecourse mortgage debt. The Local Limited Partnerships pay fees ranging from 4.5% to 6% of gross revenue collected to APT Management, Inc., an affiliate of the General Partner, for management of properties owned by the Local Limited Partnerships.

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

As of March 15, 2002, the ownership interests by the General Partner and its affiliates and holders of 5% or greater of outstanding limited partnership interests is as listed:

Title
of Class			Name and Address of
				Beneficial Ownership:

General Partnership	APT Asset Management, Inc.
Interest			500 West Cummings Park
				Suite 6050, Woburn, MA 01801

Amount and Nature of 	$2,000 Capital Contribution
Beneficial			Directly Owned
Ownership:

Percentage of Class	$2.000%


Title of Class:

Limited			Name and Address of
Partnership 		Beneficial Ownership:
Interest
				John M. Curry
				220 Celestial Way, Unit #3
				Juno Beach, FL 33408-2359

Amount and Nature of
Beneficial Ownership:	$5,000 Capital contribution
				(5 units) directly owned

Percentage of Class:	.1351%



Limited Partnership	Chistopher Burden
	Interest		731 Hospital Trust Bldg.
				Providence, RI  02903

Amount and Nature of	$ 275,000 Capital
Benefical Ownership	contribution-
 				(275 units)directly owned

Percentage of Class:	7.4324%



Limited			APT Asset Management, Inc.
Partnership			500 West Cummings Park
Interest			Suite 6050
				Woburn, MA  01801

Amount and Nature		$   7,000 Capital
of Beneficial 		contribution-
Ownership:			 (65 units)directly
				owned

Percentage of Clas:	1.7568%

(b)	Changes in Control

	None


ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS:

The Partnership has and will continue to have certain relationships with affiliates of the General Partner, as discussed in Item 11 and also Note 5 to the financial statements in Item 14, which is incorporated herein by reference. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partner.

PART IV

ITEM 14.	FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS
AND REPORTS ON FORM 8K:


(a) 1. Financial Statements

Independent Auditor's Report of Robert 		Page:
Ercolini PAGE
Company LLP							16-17

Balance Sheets as of December 31, 2001
and 2000							18

Statements of Income for the years ended
December 31, 2001, 2000 and 1999			19

Statements of Partners' Capital (Deficiency)
for the years ended
December 31, 2001, 2000 and 1999			20

Statements of Cash Flows for the years
ended
December 31, 2001, 2000 and 1999			21

Notes to Financial Statements				22-25

(a) 2. Financial Statement Schedules

Schedules Applicable to Local Limited Partnerships

Schedule III - Real Estate and Accumulated
Depreciation as of December 31, 2001		26

Schedule IV - Mortgage Loans on Real Estate
as of December 31,2001					27

All other financial statement schedules have been omitted because the required information is shown in the financial statements or notes thereto or they are not applicable.

Individual financial statements of the Local
Limited Partnerships for the years ended
December 31, 2001, 2000 and 1999

-Ashland Commons Associates				28-37
-Rockledge Apartments Associates	 		38-47

(a) 3. Exhibits

The exhibits listed on the accompanying Index to Exhibits on page 48 are filed as part of this report or incorporated herein by reference.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the fiscal quarter ended
December 31, 2001.

	INDEPENDENT AUDITOR'S REPORT


To the Partners of
APT Housing Partners Limited Partnership
Woburn, Massachusetts


We have audited the accompanying balance sheets of APT
Housing Partners Limited Partnership (a Massachusetts
Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income, partners' capital
(deficiency), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Ashland Commons Associates and Rockledge
Apartments Associates ("Local Limited Partnerships"), the investments in which, as discussed in Note 3 to the financial statements, are accounted for by the equity method of accounting. The Partnership's cumulative share of losses of and distributions from the Local
Limited Partnerships have exceeded its investments therein. Accordingly, the Partnership has reduced the investments to zero and has suspended application of the equity method. The financial statements of the Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Local Limited
Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of APT Housing Partners Limited
Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December
31, 2001 in conformity with accounting principles generally accepted in the United States of America.


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as supplemental schedules listed in the accompanying index on page 15 are presented for purposes of complying with the Securities and Exchange Commissions rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements. In our opinion, which insofar as it relates to amounts included for the Local Limited Partnerships is based on the reports of other auditors, these schedules fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Robert Ercolini & Company LLP

Boston, Massachusetts
February 18, 2002


	APT HOUSING PARTNERS LIMITED PARTNERSHIP

	               BALANCE SHEETS

	                   ASSETS



                          December 31,

    				2001    		2000
Investment in Local
Limited Partnerships	$  -			$ -

Cash and cash
equivalents	  		282,041	  	252,224

Total assets		282,041		252,224


LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
Accrued expenses - 	 7,696		 8,547
Affiliate

Professional fees	  	11,706	  	11,500

Total liabilities	  	19,402	  	20,047


Commitments and contingencies

Partners' capital (deficiency):

General partner		(34,072)		(34,681)
Limited partner,3,700
partnership units
authorized, issued and
outstanding	  		296,711	  	266,858

Total partners'
capital (deficiency)	262,639	  	232,177

Total liabilities
and partners'
capital (deficiency)	282,041		252,224


	APT HOUSING PARTNERS LIMITED PARTNERSHIP

	             STATEMENTS OF INCOME


             For the years ended December 31,
 			2001  	2000  	1999

Interest income $	8,260		11,202	7,297

Operating expenses:
Management fees
 - affiliate	35,746	36,597	35,830
Administrative	16,563	17,436	10,382

Total operating
expenses	 	52,309	54,033	46,212

Loss before share
of losses of and
distributions
from Local Limited
Partnerships
			(44,049)	(42,831)	(38,915)


Distribution from
Local Limited
Partnership
			74,511	87,903	 87,903

Share of losses of
LocalLimited
Partnerships	-  	 	-   		 -

Net income		$30,462	$45,072	$48,988

Limited partners'
interest in net
income 		$29,853	$44,170	$48,008

Weighted average
number of
outstanding
limited
partnership units	 3,700	3,700	 	3,700

Net income per limited
partnership unit

			$8.07  	$11.94	$12.98


	APT HOUSING PARTNERS LIMITED PARTNERSHIP

	STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)

	FOR THE YEARS ENDED DECEMBER 31, 2001,

	2000 and 1999

			General	Limited
			Partner	Partners	Total

Balance,
December 31, 1998	($36,563)	$174,680	$138,117

Net income	 	980	 	48,008	48,988

Balance, December
 31, 1999		(35,583)	222,688	187,105

Net income	 	    902	44,170	 45,072


Balance,
December 31,
2000			(34,681)	266,858	232,177

Net income	 	609	 	29,853	30,462

Balance,
December 31,
2001			($34,072)	296,711	262,639




	APT HOUSING PARTNERS LIMITED PARTNERSHIP

		STATEMENTS OF CASH FLOWS

             For the years ended December 31,

   				2001  	2000  	1999
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net income			$30,462	$45,072	48,988
Adjustments to
reconcile net
income to net cash
provided by operating
activities:

Change in operating
assets and liabilities:
  Increase (decrease)
  in accrued expenses	(645)	 	3,767		(821)

Net cash provided by
operating activities	29,817	48,839	48,167

Net increase in
cash and cash
equivalents	 		29,817	48,839	48,167

Cash and cash
equivalents, beginning
of year	 		252,224	203,385	155,218

Cash and cash
equivalents,
end of year			282,041	252,224	203,385


	APT HOUSING PARTNERS LIMITED PARTNERSHIP

	NOTES TO FINANCIAL STATEMENTS

	FOR THE YEARS ENDED DECEMBER 31,

	2001, 2000 AND 1999


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
accounting policies - continued:

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds and at December 31, 2000 a short-term U.S. Treasury Bill with a carrying value of $198,162. Cash equivalents are carried at fair value which approximates their cost.

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

The Local Limited Partnerships receive governmental assistance under programs which restrict the payment of annual cash distributions to the owners to specified maximum distributable amounts and to available surplus cash, as defined in the applicable
Regulatory Agreement between the governmental agency and the Local Limited Partnership. Undistributed amounts are cumulative and may be distributed in subsequent years if there is available surplus cash.
Based upon the Partnership's ownership interest in each of the Local Limited Partnerships, the maximum annual distributable amounts that can be made to the Partnership from Ashland and Rockledge are $87,903 and $9,552,respectively.

For the years ended December 31, 2001, 2000 and 1999, the aggregate share of losses of the Local Limited
Partnerships attributable to the Partnership amounted to $128,958, $158,415 and $239,501, respectively.
The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $1,131,973 at December 31, 2001 and $1,003,015
at December 31, 2000. Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited
Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

The Partnership's tax bases of the investments in the Local Limited Partnerships aggregate ($3,843,435) and
($3,895,151) at December 31, 2001 and 2000,
respectively.

During 2001, 2000 and 1999, the Partnership received distributions of $74,511, $87,903, and $87,903, respectively, from Ashland which were received subsequent to the reduction of the Partnership's investment balance to zero. Accordingly, these distributions have been included as income in the accompanying statements of income.



	APT HOUSING PARTNERS LIMITED PARTNERSHIP

	NOTES TO FINANCIAL STATEMENTS - CONTINUED


3.Investment in Local Limited Partnerships-continued:

Summarized audited balance sheet information on a combined basis for the Local Limited Partnerships as of December 31, 2001 and 2000 was as follows:


                    	December 31,

				2001			2000

Rental property		$7,597,934		$7,597,934
Accumulated
depreciation		(5,104,501)		(4,838,312)
Cash and cash
equivalents			245,196		297,070
Restricted assets
and deposits		625,242		618,298
Other assets	  	99,602	  	103,888

Total assets	  	3,463,473	  	3,778,878

Mortgage loans payable	5,695,219		5,766,301
Other liabilities	  	144,635	  	176,014

Total liabilities	  	5,839,854	  	5,942,315

Partners' capital
 (deficiency)	($	2,376,381)	($	2,163,437)

Composition of
partners'capital
(deficiency):

General partners	($	163,702)	($	154,227)
Limited Partners	(  	2,212,679)	(  	2,009,210)

Partners' capital
 (deficiency)	($	2,376,381)	($	2,163,437)

Summarized audited income statement information on a combined basis for the Local Limited Partnerships for the years ended December 31, 2001, 2000 and 1999 was as follows:


                  For the years ended December 31,

			2001		2000		1999
Revenues	 $	1,658,306	1,684,354	1,647,968

Net income
 (loss)		($134,922)	($175,852)	($250,431)


4.	Cash and cash equivalents:

The Partnership maintains cash and cash equivalent balances in a financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit
Insurance Corporation (FDIC) up to $100,000.  At
December 31, 2001, the Partnership's uninsured cash and cash equivalent balance totaled $187,619.
At December 31, 2000, cash equivalents included a three month U.S. Treasury Bill which was backed by the full faith and credit of the U.S. Government and the remainder of the Partnership's cash and cash equivalent balances were fully insured.



	APT HOUSING PARTNERS LIMITED PARTNERSHIP

	NOTES TO FINANCIAL STATEMENTS - CONTINUED


4.	Cash and cash equivalents - continued:

The Partnership's investment in the U.S. Treasury Bill at December 31, 2000 earned interest at the rate of 5.37% and it matured on March 1, 2001. The estimated fair value of the investment approximated its amortized cost and therefore, there were no significant unrealized gains or losses as of December 31, 2000.
There were no realized gains or losses on the disposition of investment securities.

5.	Transactions with related parties:

American Securities Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to ..5% of invested assets plus the Local Limited
Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for the years ended December 31, 2001, 2000 and 1999 amounted to $35,746, $36,597 and
$35,830, respectively.  Of these amounts,
$7,696 and $8,547 remained unpaid at December 31, 2001 and 2000, respectively.

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

The carrying amounts of cash and cash equivalents and accrued expenses at December 31, 2001 and 2000 approximate their fair values because of the short-term maturity of these instruments.



APT HOUSING PARTNERS LIMITED PARTNERSHIP
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL
LIMITED PARTNERSHIPS
Property Pledged as Collateral
DECEMBER 31, 2001
						Initial Cost to
						Partnership
Description:	Encumbrances:	Land:
Apartment
Complexes

ROCKLEDGE		(a)			$90,000
APARTMENTS
ASSOCIATES
Wakefield, MA

			Initial Cost to
			Partnership		Cost Capitalized
			Buildings and	Subsequent to
			Improvements	Acquisition:
						Improvements

			1,426,190		$426,170

			Gross Amount at which Carried at
			Close of Period:

			Land:			Buildings and
						Improvements:
			$90,000		$1,888,360

			Total (c):		Accumulated
						Depreciation:
			$1,978,360		$1,402,918

			Year of Construction/Renovation:
			1973

			Date Acquired:  June, 1984

			Life on which Depreciation in
			Latest Income Statement is Computed:
			25 years

ASHLAND COMMONS	Encumbrances	Initial Cost to
ASHLAND COMMONS				Partnership:
ASSOCIATES					Land:
ASHLAND, MA		(a)			$215,210

			Initial Cost to	Cost Capitalized
			Partnership		Subsequent to
			Buildings and	Acquisition:
			Improvements	Improvements
			$5,560,343		(155,979)(b)

			Gross Amount at which Carried
			at Close of Period:
						Buildings and
			Land:			Improvements:
			215,210		5,404,364

			Total (c)
			5,619,574

			Accumulated Depreciation:
			3,701,583

			Year of Construction/Renovation:
			1982

			Date Acquired:
			March, 1984

			Life on which Depreciation in Latest
			Income Statement is computed:
			25 years

Totals
ROCKLEDGE
APARTMENTS
ASSOCIATIONS
ASHLAND COMMONS
ASSOCIATES:

Initial Cost to Partnersip:
Land:  $305,210  Building & Improvements $6,986,533

Cost Capitalized Subsequent to Acquisition:
Improvements - $306,191

Gross Amount at which Carried At Close of Period
Land: $305,210  Building & Improvements $7,292,724

Total (c) $7,597,934

Accumulated Deprecition  $5,104,501

(a) Properties are subject to mortgage notes as shown in Schedule IV
(b) Net of retirements
(c) The aggregate cost for Federal income tax purposes at December 31, 2001 is as follows:

Rockledge Apartments Associates	$1,978,360

Ashland Commons Associates		$4,970,347

Total:					$6,948,707



			Cost of Property and Equipment
			Year Ended December 31
			2001		2000		1999

Balance at 		7,597,934	7,597,934	7,597,934
beginning
of period

Additions during
period:
 Improvements
 Depreciation
 Expense
 Dispositions

Balance at end
of period		$7,597,934	$7,597,934	$7,597.934

			Accumulated Depreciation
			2001		2000		1999

Balance at
beginning
of period		$4,838,312	4,572,123	4,305,934

Additions
during period:
  Improvements
  Depreciation
  Expense		   266,189	  266,189     266,189
Reductions during
period:
  Didpositions

Balance at end of
period:		Cost of Property and Equipment
			2001		2000		1999

			7,597,934	7,597,934	7,597.934

			     Accumulated Depreciation
			2001		2000		1999

			5,104,501	4,838,312	4,572,123




	APT HOUSING PARTNERS LIMITED PARTNERSHIP
	SCHEDULE IV
	MORTGAGE LOANS ON REAL ESTATE OF LOCAL LIMITED
	PARTNERSHIPS
	DECEMBER 31, 2001



Mortgage Loan	Interest rate(s)	Final Maturity
						Date
Rockledge
Apartments
Associates		7.5485%		7/1/19

			Periodic		Prior Liens
			Payment
			Terms			None

			monthly

			Face Amount		Carrying Amount
			Of Mortgages	of Mortgages(a)

			$1,477,000		$1,115,993

			Principal Amount of Loans
			Subject to delinquent
			Principal or Interest

			None




Mortgage Loan	Interest rate(s)	Final Maturity
						Date

Ashland Commons
Associates		11.728%		5/1/24

			Periodic Payment	Prior
			Terms			Liens

			monthly		None

			Face Amount		Carrying Amount
			of Mortgages	of Mortgages (a)

			$5,108,100		$4,579,226

			Principal Amount of Loans
			Subject to Delinquent
			Principal or Interest

			None


Rockledge 		Face Amount		Carrying Amount
Apartments		of Mortgages	of Mortgages
Ashland
Commons		Total			Total

			$6,585,100		$5,695,219


(a)	The aggregate carrying amounts for Federal
income tax purposes at December 31, 2001 are the same as those amounts listed above.


			Carrying Amount of Mortgages

			Year Ended December 31,

			2001		2000		1999

Balance at 		5,766,301	5,830,851	5,889,508
beginning of
period:

Additions during
period:
New Mortgage loans
Other (describe)

Deductions during
period:
Payments of
Principal		( 71,082)	( 64,550)	(  58,657)
Other(describe)

Balance at end
of period		$5,695,219	$5,766,301	$5,830,851




		ASHLAND COMMONS ASSOCIATES
		 (a limited partnership)
		   PROJECT NO: 023-35279


		REPORT ON FINANCIAL STATEMENTS


	YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999



CONTENTS						Page

Independent Auditors' Report			3

Financial Statements:
Balance Sheet					4
Statement of Operations				5
Statement of Partners' Deficit		6
Statement of Cash Flows				7
Summary of Accounting Policies		8
Notes to Financial Statements			9



             INDEPENDENT AUDITORS' REPORT


				January 19, 2002

To the Partners of
Ashland Commons Associates
Woburn, Massachusetts


We have audited the accompanying balance sheet of Ashland Commons Associates, HUD Project No. 023-35279,
(a limited partnership) as of December 31, 2001, 2000 and 1999 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashland Commons Associates as of December 31, 2001, 2000 and 1999 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.



		ASHLAND COMMONS ASSOCIATES
		(a limited partnership)
		PROJECT NO:  023-35279

			BALANCE SHEET

					DECEMBER 31,
			2001		2000		1999
	ASSETS

Property and
Equipment
(Mortgaged)
Note 2
Land			$ 215,210	$ 215,210	$ 215,210
Building		5,030,902	5,030,902	5,030,902
Equipment and
Furnishings		  373,462	  373,462	  373,462

			5,619,574	5,619,574	5,619,574

Less:
Accumulated
Depreciation	3,701,583	3,500,387	3,299,191

Net Property
and Equipment	1,917,991	2,119,187	2,320,383

Cash and Cash
Equivalents		45,113	85,372	82,179

Rents and other
Receivables:	10,782	7,355		9,012

Prepaid Expenses	9,543		10,370	10,272

Escrow Deposits	85,128	81,127	71,230

Restricted Cash -
  Tenants' Security
  Deposits		18,071	17,303	15,880

Reserve for
replacements	117,324	149,583	212,165

Residual Receipts
Reserve		204,041	195,284	184,355

Deferred Chages	73,801	78,709	83,617

			$2,481,794	$2,744,290	$2,989,093

		LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
Mortgage Loan
Payable
Note 2		4,579,226	4,618,996	4,654,385

Accrued Interest
Payable		44,754	45,143	45,489

Accounts Payable
and Accrued
Expenses		35,212	50,407	41,891

Tenants Security
Deposits
  Payable		17,050	15,058	15,039

Prepaid Rents	   283	 3,617	 3,207

TOTAL LIABILITIES	4,676,525	4,733,221	4,760,011

COMMITMENTS AND
CONTINGENCIES
Notes 2,3 and 4
PARTNERS' DEFICIT
Note 4
 General Partners	  (149,731)	(140,470)	(130,659)
 Limited Partners	(2,045,000)	(1,848,461	(1,640,259)

TOTAL PARTNERS'
DEFICIT		(2,194,731	(1,988,931)	(1,770,918)

			$2,481,794	$2,744,290	$2,989,093

See accompanying summary of accounting policies and notes to financial statements.

		ASHLAND COMMONS ASSOCIATES
 		(a limited partnership)
		PROJECT NO:  023-35279

		STATEMENT OF OPERATIONS

			YEAR ENDED DECEMBER 31
			2001		2000		1999
RENT AND
RELATED INCOME  $	1,228,507  $1,228,758	$1,233,498

OPERATING EXPENSES:

Administrative
and Marketing	157,472	144,819	143,116

Utilities		54,935	27,116	70,427

Maintenance and
Repair		274,190	327,176	384,411

Real Estate Tax	66,951	64,807	74,246

Interest		562,220	566,833	570,938

Insurance		51,437	45,313	39,796

Depreciation and
Amortization	206,104	206,104	206,104

Total Operating
Expenses		1,373,309	1,382,168	1,489,038

OPERATING LOSS	(144,802)	(153,410)	(255,540)

OTHER INCOME-
Interest		17,024	27,724	27,724

NET LOSS		$(127,778)	$(125,686)	$(227,816)

NET LOSS TO
GENERAL PARTNERS	$(5,750)	$ (5,669)	$ (10,252)

NET LOSS TO
LIMITED
PARTNERS		$(122,028)	$123,299)	$217,564)




		ASHLAND COMMONS ASSOCIATES
		(a limited partnership)
		PROJECT NO:  023-35279

		STATEMENT OF PARTNERS' DEFICIT

		FOR THE YEARS ENDED DECEMBER 31, 2001,
		 2000, 1999

					General	Limited
			Total		Partner	Partners

Balance, at
December 31,
1998		   $	(1,451,057)	(116,265)	(1,334,792)

Net Loss		(227,816)	(10,252)	(217,564)

Distributions	(92,045)	4,142)	(87,903)

BALANCE, at
Decmeber 31,
1999			(1,770,918)	(130,659)	(1,640,259)

Net Loss		(125,968)	(5,669)	(120,299)

Distributions	(92,045)	(4,142)	(87,903)

BALANCE, at
December 31,2000 (1,988,931)	(140,470)	(1,848,461)

Net Loss		(127,778)	(5,750)	(122,028)

Distributions	(78,022)	(3,511)	(74,511)

BALANCE, at
December 31,
2001			(2,194,731)	(149,731)	(2,045,000)

Percentage of
interest in
profit and losses	   100%	  4.5%	  95.5%


		ASHLAND COMMONS ASSOCIATES
		(a limited partnership)
		PROJECT NO:  023-35279

		STATEMENT OF CASH FLOWS

			YEAR ENDED DECEMBER 31,
			2001		2000		1999

CASH FLOWS FROM
OPERATING
ACTIVITIES:

Net Loss	     $(127,778)	(125,968)	(227,816)

Adjustments to
reconcile Net
Loss to Net
Cash Provided
(Used) by
Operating
Activities:

Depreciation and
Amortization	206,104	206,104	206,104

(Increase)
Decrease in
Receivables		(3,427)	1,657		(859)

(Increase)
Decrease in
Prepaid
Expenses		827		(98)		65

(Increase)
Decrease in
Escrow Deposits	(4,001)	(9,897)	(13,996)

(Increase)
Decrease in
Restricted
Cash			(768)		(1,423)	(1,618)

Increase (Decrease)
in Accounts
Payable and
Accrued Expenses	(15,584)	8,170		(1,334)

Increase (Decrease)
in Tenants
Security Deposits	1,992		   19		   815

Increase (Decrease)
in Prepaid Rents	(3,334)	  410		(3,260)

Net Cash Provided
(Used) by Operating
Activities		54,031	78,974	(41,899)

CASH FLOWS FROM
INVESTING
ACTIVITIES:
(Increase)
Decrease in
Reserve
for replacements	32,259	62,582	74,156

(Increase)
Decrease in
Residual Receipts
Reserve		(8,757)	(10,929)	(9,470)

Net Cash Provided
(Used by Invest-
ing Activities	23,502	51,563	64,686

CASH FLOWS FROM
FINANCING
ACTIVITIES:
Decrease in
Mortgage Loan
Payable		(39,770)	(35,389)	(31,490)
Distributions
to Partners		(78,022)	(92,045)	(92,045

Net Cash Used
by Financing
Activities		(117,792)	(127,434)	(123,535)

Net Increase	(40,259)	3,193		(100,748)
(Decrease) in
Cash and
Cash Equiva-
lents

Cash and Cash
Equivalents,
Beginning
of Year		85,372	82,179	182,927

Cash and Cash
Equivalents,
End of Year		45,113	85,372	82,179

Supplemental
Disclosure:
Cash Paid
During Year
For Interest	$562,527	$567,105	$571,180

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


		ASHLAND COMMONS ASSOCIATES
		(a limited partnership)
		PROJECT NO: 023-35279

		NOTES TO FINANCIAL STATEMENTS


NOTE 1 - GENERAL

Ashland Commons Associates is a Massachusetts limited partnership which was formed on September 29, 1982 for the purpose of owning, rehabilitating and operating a multi-unit apartment complex containing 96 residential units under the provisions of Section 221
(d)(4) of the National Housing Act. The partnership has a Section 8 contract with HUD to receive rent subsidy equal to approximately 83% of the total rental income. The contract expires September,2002.

NOTE 2 - MORTGAGE LOAN PAYABLE

The mortgage note is insured by the Federal Housing
Administration (FHA) and is payable in monthly installments of approximately $48,283, including interest at 11.728% per annum, through 2024.
Annual principal payments for the next five years will be as follows:

			Year			 Amount
			2002			$ 44,691
			2003	  		  50,223
			2004	  		  56,441
			2005	  		  63,428
			2006	  		  71,280

The partnership is required to make monthly payments of $4,162 into a fund for replacements. Withdrawals from this fund can only be made upon the approval for the Federal Housing Commissioner.

The partnership and its partners have no personal liability on the mortgage loan; the mortgaged property is the only collateral for the loan.

NOTE 3 - RELATED PARTY TRANSACTIONS

The partnership pays a 4.5% management fee based on gross revenues collected, which, at present, is capped at $43 PUPM, to an affiliate of a general partner, and $506 per month for bookkeeping. In addition, the affiliate receives fees for other services rendered.
Further, the management company is reimbursed at cost for salaries and wages and related employee expenses such as payroll taxes, health insurance, disability insurance, worker compensation and other insurance. Total fees for the year ended December 31, 2001 are $55,607.

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


     YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999



CONTENTS						Page

Independent Auditors' Report			3

Financial Statements:
Balance Sheet					4
Statement of Operations				5
Statement of Partners' Equity (Deficit)	6
Statement of Cash Flows				7
Summary of Accounting Policies		8
Notes to Financial Statements			9



		INDEPENDENT AUDITORS' REPORT

			      January 17, 2002

To the Partners of
Rockledge Apartments Associates
Woburn, Massachusetts


We have audited the accompanying balance sheet of MHFA
Project No. 71-187-N Rockledge Apartments Associates,
(a limited partnership) as of December 31, 2001, 2000, and 1999 and the related statements of operations, partners'equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockledge Apartments Associates as of December 31, 2001, 2000, and 1999 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.



		ROCKLEDGE APARTMENTS ASSOCIATES
	          (a limited partnership)
	         PROJECT NO:  71-187-N

	              BALANCE SHEET

			December 31,

			2000		2001		1999
	ASSETS

Property and
Equipment
(Mortgaged)
-Note2
Land			90,000	90,000	90,000
Building		1,624,825	1,624,825	1,624,825
Equipment and
Furnishings		263,535	263,535	263,535
			1,978,360	1,978,360	1,978,360

Less:
Accumulated
Depareciation	1,402,918	1,337,925	1,272,932

Net Property and
Equipment		575,442	640,435	705,428

Cash and Cash
Equivalents		200,083	211,698	266,628

Rents and Other
Receivables		5,476		7,454		4,887

Escro Deposits	21,463	18,669	17,641

Restricted Cash-
Tenants'Security
Deposits		26,754	28,987	26,281

Reserve for
Replacements	127,505	103,512	99,258

Excess rent
income escrow	24,956	23,832	  -
			$981,679	$1,034,587	$1,120,123

		LIABILITIES AND PARTNERS'DEFICIT

LIABILITIES:
Mortgage Loan
Payable -
Note 2		1,115,993	1,176,466	1,203,633

Note Payable
Affiliate
Note 3		    4,840	   20,046	   20,046

Accrued Interest
Payable		    1,185	    1,537	    1,695

Accounts Payable
and Accrued
Expenses		    16,286	   20,590	   29,749

Tenants' Security
Deposits		    24,199	   25,409	   24,689

Prepaid Rents		 826	      415	      115

TOTAL
LIABILITIES		1,163,329	  11,244,463  1,280,107

COMMITMENTS AND
CONTINGENCIES
Notes 2,3 and 4
PARTNERS'DEFICIT
Note 4
General Partner	(13,971)	 1,293	  1,971
Limited Partner	(167,679)	(125,633)	 (103,696)

TOTAL PARTNERS'
DEFICIT		(181,650)	(124,340)	 (101,725)

			$981,679	$1,120,123	$1,178,382




		ROCKLEDGE APARTMENTS ASSOCIATES
		    (a limited partnership)
		   PROJECT NO:  71-187-N

               STATEMENT OF OPERATIONS

			YEAR ENDED DECEMBER 31,
			2001		2000		1999

RENT AND RELATED
INCOME		429,799	410,257	373,637

OPERATING
EXPENSES:
Administrative
& Marketing		91,815	103,029	86,128

Utilities		53,860	59,837	44,696

Maintenance
and Repair		176,439	188,264	151,824

Real Estate Tax	40,109	38,851	37,432

Interest		14,602	16,763	18,788

Insurance		7,357		6,301		5,500

Depreciation and
Amortization	64,993	64,993	64,993

Total Operating
Expenses		449,175	478,038	409,361

OPERATING INCOME
(LOSS)		(19,376)	(67,781)	(35,724)

OTHER INCOME -
Interest		12,232	17,615	13,109

NET INCOME (LOSS)	(7,144)	(50,166)	(22,615)

NET INCOME (LOSS)
TO GENERAL
PARTNERS		(214)		(15,050)	(678)

NET INCOME (loss)
TO LIMITED
PARTNERS		(6,930)	(35,116)	(21,937)




		ROCKLEDGE APARTMENTS ASSOCIATES
		   (a limnited partnership)
		    PROJECT NO:  71-187-n

       STATEMENT OF PARTNERS' EQUITY(DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999

					General	Limited
			Total		Partner	Partner

BALANCE, at
December 31,
1998			(101,725)	1,971		(103,696)

Net loss		 (22,615)	 (678)	 (21,937)

BALANCE, at
Decemeber 31,
1999			(124,340)	 1,293	(125,633)

Net loss		(50,166)	(15,050)	(35,116)

BALANCE, at
December 31,
2000			(174,506)	(13,757)	(160,749)

Net loss		(7,144)	(214)		(6,930)

BALANCE, at
December 31,
2001			(181,650)	(13,971)	(167,679)


		ROCKLEDGE APARTMENTS ASSOCIATES
		    (a limited partnership)
		     PROJECT NO:  71-187-N

	         STATEMENT OF CASH FLOWS

				YEAR ENDED DECEMBER 31,
			2001		2000		1999
CASH FLOWS
FROM
ACTIVITIES:

Net Loss		(7,144)	(50,166)	(22,615)

Adjustments to
reconcile
Net Loss to Net
Cash Provided
(Used)by
Operating
Activities:

Depreciation
and Amortiza-
tion 			64,993	64,993	64,993

(Increase)
Decrease in
Receivables		 1,978	(2,567)	 2,499

(Increase)
Decrease in
Escrow Deposits	(2,794)	(1,028)	  746

(Increase)
Decrease in
Restricted
Deposits		2,233		(2,706)	  330

(Increase)
Decrease in
Accounts
Payable and
Accrued
Expenses		(7,138)	2,482		(9,317)

Increase
(Decrease) in
Tenants
Security
Deposits		   169	(1,379)	  540

Increase
(Decrease) in
Prepaid Rents	   790	 (379)	  300

Net Cash
Provided (Used)
by Operating
Activities		53,087	9,250		37,476

CASH FLOWS FROM
INVESTING
ACTIVITIES:
Increase in
excess rent
income escrow	(1,124)	(23,832)	 -
(Increase)
Decrease in
Reserve for
Replacements	(23,993)	(4,254)	(1,046)

			(25,117)	(28,086)	(1,046)

CASH FLOWS FROM
FINANCING
ACTIVITIES:
Decrease in
Mortgage Loan
Payable		(31,311)	(29,162)	(27,167)

Note Payable-
Affiliate		(8,274)	(6,932)	   -

Net Cash Used
by Financing
Activities		(39,585)	(36,094)	(27,167)

Net Increase
(Decrease)
in Cash and
Cash
Equivalents		(11,615)	(54,930)	9,263

Cash and Cash
Equivalents,
Beginning of
Year			211,698	266,628	257,365

Cash and Cash
Equivalents
End of Year		200,083	211,698	266,628

Supplemental
Disclosure:
Cash Paid
During Year
for Interest	16,358	20,847	28,793





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

NOTE 2 - MORTGAGE LOAN PAYABLE

The mortgage note is payable to the Massachusetts
Housing Finance Agency (MHFA) over a 40 year period, in monthly installments of approximately $3,841
(after interest subsidy payments of $6,597 monthly), including interest at 7.5485% per annum thru 2018.
Principal payments for the next five years are as follows:

			2002	$33,623
			2003	 36,113
			2004	 38,794
			2005	 42,334
			2006	 44,795

The partnership is required to make monthly payments of $8,029 to MHFA for real estate taxes, insurance and a reserve for replacements. Withdrawals must have the approval of MHFA.

The partnership and its partners have no personal liability on the mortgage loan; the mortgaged property is the only collateral for the loan.

NOTE 3 - NOTE PAYABLE

The note payable to affiliate bears interest at the rate of 12% per annum for a period of 15 years at which time the note is payable in full. Interest and principal payments are payable only from Distributable Cash and residual amounts of Net Capital
Transactions proceeds.


ROCKLEDGE APARTMENTS ASSOCIATES
(a limited partnership)
PROJECT NO: 71-187-N

NOTE 4 - RELATED PARTY TRANSACTIONS

The partnership pays to an affiliate of a general partner a monthly management fee of 6% of rents collected and a monthly bookkeeping fee of $385, and an annual fee of $1,862 to another affiliate of a general partner. Total expenses are $30,544, $29,035, and $27,499 respectively.

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

January 27, 2000




			INDEX TO EXHIBITS
							Suquentially
							Numbered
Exhibit No.		Description			Page

(3)			Articles of Incorpora-
			tion and By-laws.  The
			registrant's Registration
			Statement on Form S-11
			(#2-84474) and is
			incorporated herein by
			reference.

(10.1)		Purchase and Sale
			Agreement, dated as of
			March 30, 1984, relating
			to Ashland Commons
			Associates (filed with
			Registrant's Form 8-K
			dated March 30, 1984 and
			incorporated herein by
			reference).

(10.2)		Purchase and Sale Agreement,
			dated as of April 30, 1984,
			relating to Historic Cohoes,
			II (filed with Registrant's
			Form 8-K dated April 30, 1984
			and incorporated herein by
			reference).

(10.3)		Purchase and Sale Agreement, dated
			as of June 22, 1984, relating
			Rockledge Apartment Associates
			(filed with Registrant's Form 8-K
			dated June 22, 1984 and incorporated
			herein by reference)

(10.4)		Withdrawal of APT Housing Partners
			Limited Partners as a Limited
			Partner in a Local Limited
			Partnership, dated as of December
			18, 1986, relating to Historic
			Cohoes, II, (filed with Registrant's
			Form 8-K dated March 30, 1987
			and incorporated herein by
			reference).






	APT HOUSING PARTNERS LIMITED PARTNERSHIP

	          FINANCIAL DATA SCHEDULE


This schedule contains summary financial information extracted from the balance sheet and statement of income on pages 18 through 19 of the Partnership's
2001 Annual Report on Form 10-K and is qualified in its entirety by reference to such financial statements.


Item Number		Item Description 	  	Year End
     	         				   	2001
5-02(1)		Cash and cash items	$252,224
5-02(2)		Marketable securities	-0-
5-02(3)(a)(1)     Notes and accounts
			receivable-trade-in	-0-
5-02(4)		Allowance for 		-0-
			doubtful accounts
5-02(6)		Inventory			-0-
5-02(9)		Total current assets	252,224
5-02(13)		Property, plant and
			equipment			-0-
5-02(14)		Accumulated			-0-
			depreciation
5-02(18)		Total assets		252,224
5-02(21)
			Total current		20,047
			liabilities
5-02(22)		Bonds, mortgages		-0-
			and similar debt
5-02(28)		Preferred stock-
			mandatory redemption	-0-

5-02(29)		Preferred stock-
			no mandatory redemption	-0-

5-02(30)		Common stock		-0-
5-02(31)		Other stockholders'	232,177
			equity

5-02(32)		Total liabilities 	252,224
			and stockholders'
			 equity

5-03(b)1(a)		Net sales of tangible	-0-
			products
5-03(b)1		Total revenues		99,105

5-03(b)2(a)		Cost of tangible		-0-
			goods sold

5-03(b)2		Total costs and 		-0-
			expenses applicable
			to sales and revenues

5-03(b)3		Other costs and 		54,033
			expenses

5-03(b)5		Provision for 		-0-
			doubtful accounts
			and notes

5-03(b)(8)		Interest and 		-0-
			amortization of
			debt discount

5-03(b)(10)		Income before 		45,072
			taxes and other
			items

5-03(b)(11)		Income tax expense	-0-

5-03(b)(14)		Income/loss
			continuing operations	45,072

5-03(b)(15)		Discontinued 		-0-
			operations

5-03(b)(17)		Extraordinary items	-0-

5-03(b)(18)		Cumulative effect- 	-0-
			changes in accounting
			principles

5-03(b)(19)		Net income or loss	45,072

5-03(b)(20)		Earnings per share-	11.94
			primary

5-03(b)(20)		Earnings per share-	11.94
			fully diluted




			     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


APT HOUSING PARTNERS LIMITED PARTNERSHIP




By:  	APT Asset Management, Inc.
      General Partner

By: 	John M. Curry - President
      APT ASSET MANAGEMENT, INC.



Date: