Form 10-Q
period 2002-03-31
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 2002-05-15
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

	_______________________________________________

	                   Form 10Q

          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

        _______________________________________________


For the Three Months Ended March 31, 2002 commission file num-ber 2-84474

             APT Housing Partners Limited Partnership
      (Exact name of registrant as specified in its charter)

Massachusetts   			04-2791736
(State or other jurisdiction of 	(IRS Employer
incorporation or organization)		Identification No.)

500 West Cummings Park, Suite 6050,Woburn, MA     01801
(Address of principal executive offices)	  (Zip Code)

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

Yes             X                     No______________

This document contains 13 pages.


PART I

ITEM 1.	FINANCIAL STATEMENTS


          APT HOUSING PARTNERS LIMITED PARTNERSHIP
                       BALANCE  SHEETS

ASSETS

				March 31, 	 December 31,
     				2002    	 2001
				(unaudited)	(audited)

Investment in Local Limited
Partnerships			$    -0-    	$    -0-
Cash and Cash Equivalents	$268,944	$ 282,041
     Total Assets		$268,944	$ 282,041

          LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  	Accrued Expenses -
		Affiliate	$  9,350	$  7,696
	Professional Fees	   14,506	  11,706

		Total Liabilities  23,856	  19,402

Commitments and Contingencies

Partner's Capital (Deficit):
  	General Partners	 ( 34,423)	( 34,072)
	Limited Partners, 3,700
	partnership units
	authorized, issued and
	outstanding		   279,511	  296,711

	Total Partners' Capital
 	(Deficit)	  	   245,088	  262,639

	Total Liabilities and
 	Partners' Capital
	(Deficiency)	          $268,944        $282,041

See  accompanying notes to financial statements



                               PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


            APT HOUSING PARTNERS LIMITED PARTNERSHIP
                   STATEMENTS OF OPERATIONS
                          (Unaudited)

			Three Months 		Three Months
  			    Ended		    Ended
			March 31, 2002       	March 31, 2001


Interest Income	 	$  1,242	  	$ 2,927

Operating Expenses:
  Management fees - 	   9,350 	          9,350
  affiliate
  Administrative 	   9,443	          4,385

Total Operating Expenses  18,793	         13,735

Loss Before Share of
Losses of and Distri-
butions from Local
Limited Partnerships	 ( 17,551)	      (  10,808)

Distribution from Local      -                      -
Limited Partnership

Share of Losses of Local
Limited Partnerships	     -      	            -

Net Income (Loss)	 ($ 17,551)	       ($10,808)

Limited Partners'
Interest in
Net Income (Loss)	 ($ 17,200)	       ($10,592)

Weighted Average Number
of Outstanding
Limited Partnership Units    3,700 	          3,700

Net Income (Loss) Per
Limited Partnership
Unit			($     4.65)	       ($   2.86)





See accompanying notes to financial statements



                              PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)



	APT HOUSING PARTNERS LIMITED PARTNERSHIP
		STATEMENTS OF CASH FLOWS
			(Unaudited)


					Three Months Ended
					    March 31,
					2002         2001
Cash Flows From
Operating Activities:
  Net Income (Loss)			($ 17,551) ($10,808)
  Adjustments to reconcile net
  income (loss) to net cash provided by
  (used by) operating activities:
  Change in operating assets and
  liabilities:
 	Increase (decrease) in
        accrued expenses		     4,454    3,678

	Net Cash provided by (used by)
	operating activities:		  ( 13,097)   (7,130)

Cash Flows From Financing Activities:
	Distributions to limited partners	-        -
	Distributions to general partner	-        -

	Net cash used in financing activities	-        -

Net Increase (Decrease) in cash
and cash equivalents			(  13,097)   ( 7,130)

Cash and Cash Equivalents,
Beginning of Period			 282,041     252,224

Cash and Cash Equivalents,
End of Period				$268,944     $245,094

See accompanying notes to financial statements


	APT HOUSING PARTNERS LIMITED PARTNERSHIP
	     NOTES TO FINANCIAL STATEMENTS


1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES

Organization:

APT Housing Partners Limited Partnership (the Partnership), organized as a Massachusetts Limited Partnership on June 8, 1983 was formed to invest in other Local Limited Partnerships ("the Local Limited Partnerships") which own and operate existing residential rental housing developments that are financed or operated with assistance from Federal, State and/ or local governmental agencies. The Partnership has limited partnership interests in two Local Limited Partnerships, with a total of 156 residential apartment units, located within the Commonwealth of Massachusetts.

The general partner of the Partnership is APT Asset Management
Inc. The Partnership Agreement, as amended, authorized the issuance of 3,700 limited partnership units, all of which were issued and are outstanding.

Financial Statements:

The accompanying balance sheet as of March 31, 2002, the statements of operations for the three-month periods ended March 31, 2002 and March 31, 2001, and the statements of cash flows for the three-month periods then ended have been pre-pared by the Partnership without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necesssary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made.

The accompanying balance sheet as of December 31, 2001 has been taken from the audited financial statements at that date.

The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of operating results for a full year.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabili-ties at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



		APT HOUSING PARTNERS LIMITED PARTNERSHIP
		     NOTES TO FINANCIAL STATEMENTS


Investment in Local Limited Partnerships:

The Partnership accounts for its investments in the Local Limited Partnerships by the equity method. Accordingly, the investments are carried at cost, adjusted for the Partner-ship's proportionate share of earnings or losses. The Partnership's share of losses on an investment is recognized only to the extent of the investment. Distributions received are reflected as reductions of the investments. Once an investment balance has been reduced to zero, subsequent distributions received by the Partnership are recognized as income.

Income taxes:

Federal and state income taxes are not included in the accompanying financial statements because these taxes, if any are the responsibility of the individual Partners.

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash equivalents were held at March 31, 2002 and December 31, 2001.

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

The Partnership has investments in two Local Limited Partner-ships, Ashland Common Associates ("Ashland") and Rockledge Apartments Associates ("Rockledge"). The Partnership's investments consist of $1,143,695 for a 95.5% limited partnership interest in Ashland which owns an apartment complex of 96 units located in Ashland, Massachusetts and $543,900 for a 97% limited partnership interest in Rockledge which owns an apartment complex of 60 units located in Wakefield, Massachusetts.



	APT HOUSING PARTNERS LIMITED PARTNERSHIP
		NOTES TO FINANCIAL STATEMENTS


3.	INVESTMENT IN LOCAL LIMITED PARTNERSHIPS (continued)

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

For the quarters ended March 31, 2002 and 2001, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to ($9,158) and ($71,239), respectively. The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $1,141,131 at March 31, 2002 and $1,131,973 at December 31,
2001. Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

Summarized balance sheet information on a combined basis for the Local Limited Partnerships as of March 31, 2002 and December 31, 2001 was as follows:

  				March 31, 	 December 31,
				2002 		 2001
  				(unaudited)	 (audited)

Rental property           	$ 7,597,934	 $7,597,934
Accumulated depreciation	( 5,172,281)	( 5,104,501)
Cash and cash equivalents	    211,917	    245,196
Restricted assets and deposits 	    714,963	    625,242
Other assets 	   		     82,260	     99,602

  Total assets	  		  3,434,794	  3,463,473

  Mortgage loans payable	  5,681,401	  5,695,219
  Other liabilities	            139,641	    144,635
  Total liabilities	  	  5,821,042	  5,839,854
  Partners' capital
  (deficiency) 		       ($ 2,386,248)	 ($2,376,381)
  Composition of partners'
  capital (deficiency)
	    General partners   ($    164,411)   ($   163,702)
	    Limited partners   (  2,221,837)	(  2,212,679)

   Partners' capital
   (deficiency)		       ($  2,386,248)	( $2,376,381)


		APT HOUSING PARTNERS LIMITED PARTNERSHIP
			NOTES TO FINANCIAL STATEMENTS


3.	INVESTMENT IN LOCAL LIMITED PARTNERSHIPS (continued)

Summarized unaudited income statement information on a com-bined basis for the Local Limited Partnerships for the quarters ended March 31, 2002 and 2001 was as follows:

			March 31, 2002 		March 31, 2001
Revenues		 $  439,749		$ 436,454
Net income (loss)	($    9,869)	       ($ 74,370)

4.	CASH AND CASH EQUIVALENTS

The Partnership maintains cash and cash equivalent balances in a financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2002 and December 31, 2001 uninsured cash and cash equivalents balances totaled $168,944 and $187,619, repsectively.

5.	TRANSACTIONS WITH RELATED PARTIES

American Securities Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for the quarters ended March 31, 2002 and 2001 amounted to $9,350 and $9,350, respectively. The Partnership has liabilities to the affiliate of $9,350 and $7,696 at March 31, 2002 and December 31, 2001, respectively.

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

The carrying amounts of cash and cash equivalents and accrued expenses at March 31, 2002 and December 31, 2001 approximate their fair values because of the short-term maturity of these instruments.



PART I

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS:

Liquidity and Capital Resources

The Partnership's primary source of funds were the proceeds of its public offering. Other sources of liquidity include interest earned on funds and cash distributions from opera-tions of the Local Limited Partnerships in which the Partnership has invested. These sources of liquidity are available to meet obligations of the Partnership.

The Partnership received $3,700,000 in gross proceeds from the sale of partnership interests pursuant to the public offering, resulting in net proceeds available for investment, after volume discounts, establishment of working capital reserves, payment of sales commissions, acquisition fees and offering expenses, of $3,071,000.

As of March 31, 2002, the Partnership has invested all of the net proceeds available for investment.

The Partnership's commitment to investments requiring initial capital contributions has been paid. The Partnership has no other significant capital commitments.

Pursuant to HUD's efforts to provide for the nation's housing needs, the Multifamily Assisted Housing Reform and Afforda-bility Act (MAHRAA) of 1997, as amended, was enacted. In this Act, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts. Owners with Section
8 contracts expiring after September 30 ,1998 are
subject to the provisions of  MAHRAA.   On September 11, 1998,
HUD issued an interim rule to provide clarification of the implementation of the mark-to-market program. Since then, revised guidance has been provided through various HUD housing notices, most recently HUD "Section 8 Renewal Policy Guide" which addresses project-based Section 8 contracts expiring in fiscal year 2001.

Under this notice, project owners have several options for
Section 8 contract renewals, depending on the type of projec and rent level. Options include marking rents up to market, renewing other contracts with rents at or below market, referring projects to the Office of Multifamily Housing Assistance Restructuring (OMHAR) for mark-to market or "OMHAR lite" renewals, renewing contracts that are exempted from referral to OMHAR, renewing contracts for portfolio re-engineering demonstration and preservation projects, and opting out of the Section 8 program. Owners must submit their option to HUD at least 120 days before expiration of their contract. Each option contains specific rules and procedures that must be followed to comply with the requirements of the Section 8 Renewal Policy Guide.

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

No cash distributions were received from Local Limited Partnerships during the quarters ended March 31, 2002 and 2001. However, a cash distribution was received in calendar year 2001. This distribution was used to meet the Partnership's obligations. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership will not receive a cash distribution in 2002. Management believes there is sufficient cash balances to fund operations. Accordingly, there can be no assurance that future cash distributions will be adequate to allow the Partnership to make further cash distributions to its partners.

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

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interests in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partner-ship's results of operations and cash distributions. The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the quarters ended March 31, 2002 and 2001, the aggregate share of net income (losses) of the Local Limited Partnerships attributable to the Partnership and not included in the statement of operations amounted to ($9,158) and ($71,239), respectively. The Partnership's cumulative share of losses of the Local Limited Partnerships exceed its investments, and, accordingly, its share of income/losses of the Local Limited Partnerships have not been reflected in the financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.


				PART I

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 	CONDITION AND RESULTS OF OPERATIONS (Continued):


The Partnership's net loss for the quarters ended March 31, 2002 and 2001 were due primarily to the accrual of first quarter program management fees and administration expenses. Management does not expect to receive cash distributions from Local Limited Partnerships for calendar 2002 as the partner-ships did not meet surplus cash as defined by HUD in Calendar 2001. Management believes existing cash balances are sufficient to meet future operating expenses.

The Partnership incurs an annual program management fee payable to American Securities Team, Inc. ("AST"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee to AST is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 for the quarters ended March 31, 2002 and 2001.

Administrative expenses for the three months ended March 31, 2002 and 2001 were $9,443 and $4,385, respectively and consist of professional fees and legal fees related to Limited
Partnership operations. The increase from 2001 to 2002 was the result of additional legal fees.

Interest income for the three months ended March 31, 2002 was $1,242 as compared to $2,927 for the first quarter of 2001. The decrease was due to the interest rates on the cash and cash equivalents.

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

There are also substantial risks associated with the operations of Apartment Complexes receiving governmental assistance. These include: governmental regulations concerning tenant eligibility which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Limited Partner-ship's Apartment Complex.





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

b.	No reports on Form 8-K have been filed for the quarter
	ended March 31, 2002.

























SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


APT HOUSING PARTNERS LIMITED PARTNERSHIP

By:	APT Asset Management, Inc.
	General Partner



Date:_____________________

__________________________
Jeff Ewing, President