Form 10-Q
period 2002-06-30
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 2002-08-14
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
		       Washington, DC  20549
		_______________________________________________

				Form 10Q

	      Quarterly Report Under Section 13 or 15 (d)
	        of the Securities Exchange Act of 1934.
              _________________________________________________


For the Quarterly Period Ended June 30, 2002 commission file num-ber 2-84474

             APT Housing Partners Limited Partnership
	(Exact name of registrant as specified in its charter)

    Massachusetts
(State or other jurisdiction of                       04-2791736
incorporation or organization)	 (IRS Employer Identification No.

500 West Cummings Park,  Suite 6050, Woburn,Massachusetts 01801
(Address of principal executive offices)	     (Zip Code)

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




           APT HOUSING PARTNERS LIMITED PARTNERSHIP

				INDEX
							Page

Part I:	Financial Information

Item I:	Financial Statement

Balance Sheets, June 30, 2002 and December 31, 2001	 3

Statement of Operations for the Three and Six Months
   ended June 30, 2002 and 2001	                         4

Statement of Cash Flows for the Six Months ended
   June 30, 2002 and 2001                                5

	Notes to Financial Statements                  6-9

Item 2:	Management's Discussion and Analysis of
   Financial Condition and Results of Operations      10-12

Item 3:	Quantitative and Qualitative Disclosure
about Market Risk	                               13

Part II:	Other Information

Item 6:	Exhibits and Reports on Form 8-K	       13




















PART I

ITEM 1.	FINANCIAL STATEMENTS

		APT HOUSING PARTNERS LIMITED PARTNERSHIP
			      BALANCE SHEETS

ASSETS
	  			June 30, 	  December 31,
     				2002    	  2001
				(unaudited)	  (audited)

Investment in Local Limited
Partnerships			$    -0-    	   $    -0-
Cash and Cash Equivalents	 249,136 	    282,041

	Total Assets		$249,136	   $282,041


           LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  	Accrued Expenses -
          Affiliate	       $   9,350	     $ 7,696
	Professional Fees	   8,000              11,706

		Total Liabilities 17,350	      19,402

Commitments and Contingencies

Partner's Capital (Deficit):
  	General Partners       (  34,689)	   ( 34,072)
	Limited Partners,
        3,700 partnership units	 266,475	     296,711
	authorized, issued and
        outstanding

Total Partners'
 Capital (Deficit)		 231,786	    262,639

Total Liabilities and Partners'
 Capital (Deficiency)	        $249,136           $282,041







PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


         APT HOUSING PARTNERS LIMITED PARTNERSHIP
                STATEMENTS OF OPERATIONS
                       (Unaudited)

				Six Months 	Six Months
				Ended		Ended
				June 30,2002	June 30,2002

Interest Income	         	$ 2,497		$ 3,968

Operating Expenses:

  Management fees-affiliate	$18,700		$18,700
  Administrative		 14,650		 13,217

    Total Operating Expenses     33,350          31,917

Loss Before Share of Losses
  of and Distributions from
  Local Limited Partnerships	(30,853)	(27,949)

Distribution from Local
Limited Partnerships		    -		 74,511

Share of Losses of Local
Limited Partnerships                -              -

Net Income (Loss)	       $(30,853)       $ 46,562

Limited Partners' Interest
in Net Income (Loss)	       $(30,236)       $ 45,631

Weighted Average Number
of Outstanding Limited
Partnership Units                 3,700           3,700

Net Income (Loss Per
Limited Partnership Unit       $  (8.17)       $  12.33

				Three Months 	Three Months
				Ended		Ended
				June 30,2002	June 30,2002

Interest Income	         	$ 1,255		$ 1,041

Operating Expenses:

  Management fees-affiliate	$ 9,350		$ 9,350
  Administrative		  5,207		  8,832

    Total Operating Expenses     14,557          18,182

Loss Before Share of Losses
  of and Distributions from
  Local Limited Partnerships	(13,302)	(17,141)

Distribution from Local
Limited Partnerships		    -		 74,511

Share of Losses of Local
Limited Partnerships                -              -

Net Income (Loss)	       $(13,302)       $ 57,370

Limited Partners' Interest
in Net Income (Loss)	       $(13,036)       $ 56,223

Weighted Average Number
of Outstanding Limited
Partnership Units                 3,700           3,700

Net Income (Loss Per
Limited Partnership Unit       $  (3.52)       $  15.20


See accompanying notes to financial statements.













PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)


APT HOUSING PARTNERS LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(Unaudited)

	 				Six Months Ended
					   June 30,
					2002	    2001

Cash Flows From Operating Activities:

  Net Income (Loss)                   ($ 30,853) $ 46,562
  Adjustments to reconcile net income
  (loss) to net cash provided by
  (used by) operating activities:

  Changes in operating assets and
  liabilities:				( 2,052)      803

  Net Cash provided by (used by)
  operating activities:			(32,905)   47,365



Cash Flows From Financing Activities:

Distributions to limited partners	   -           -

Distributions to general partner	   - 	       -

Net cash used in financing activities	   -           -


Net Increase (Decrease) in cash
and cash equivalents		       (32,905)    47,365

Cash and Cash Equivalents,
Beginning of Period		       282,041    252,224


Cash and Cash Equivalents,
End of Period			      $249,136   $299,589




             APT HOUSING PARTNERS LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS


1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES

	Organization:

APT Housing Partners Limited Partnership (the Partnership), organized as a Massachusetts Limited Partnership on June 8, 1983 was formed to invest in other Local Limited Partnerships ("the Local Limited Partnerships") which own and operate existing residential rental housing developments that are financed or operated with assistance from Federal, State and/or local govern-mental agencies. The Partnership has limited partnership interests in two Local Limited Partnerships, with a total of 156 residential apartment units, located within the Commonwealth of Massachusetts.

The general partner of the Partnership is APT Asset Management, Inc. The Partnership Agreement, as amended, authorized the issuance of 3,700 limited partnership units, all of which were issued and are outstanding.

Financial Statements:

The accompanying balance sheet as of June 30, 2002, the statements of operations for the six-month and three-month periods ended
June 30, 2002 and June 30, 2001, and the statements of cash flows for the six-month periods then ended have been prepared by the Partnership without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necesssary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made.

The accompanying balance sheet as of December 31, 2001 has been taken from the audited financial statements at that date.

The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of operating results for a full year.

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



           APT HOUSING PARTNERS LIMITED PARTNERSHIP
                NOTES TO FINANCIAL STATEMENTS


1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES (Continued)

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

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash equivalents were held at June 30, 2002 and December 31, 2001.

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

For the six-month periods ended June 30, 2002 and 2001, the a ggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to ($14,698) and ($115,506), respectively. For the three-months ended June 30, 2002 and 2001, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to ($5,540) and ($44,267), respectively. The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its invest-ments by $1,146,671 at June 30, 2002 and $1,131,973 at December
31, 2001. Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial state-ments, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

Summarized balance sheet information on a combined basis for the Local Limited Partnerships as of June 30, 2002 and December 31,
2001 was as follows:


		   June 30, 2002             December 31, 2001
		    (unaudited)                  (audited)

Rental property   $ 7,597,934	             $7,597,934
Accumulated
depreciation	  ( 5,240,061)	            ( 5,104,501)
Cash and cash
equivalents	      203,677	                245,196
Restricted assets
and deposits 	      774,283	                625,242
Other assets           48,206                    99,602

Total assets	    3,384,039 		      3,463,473

Mortgage loans
payable	            5,657,017	              5,695,219
Other liabilities     119,372  		        144,635
Total liabilities   5,776,389	              5,839,854

Partners' capital
 (deficiency)    ($ 2,392,350)	            ($2,376,381)
Composition of
partners' capital
(deficiency)
General partners  (   164,973)      	    ($  163,702)
Limited partners  ( 2,227,377)	            ( 2,212,679)

Partners' capital
 (deficiency)	  ($2,392,350)	           ($ 2,376,381)






		APT HOUSING PARTNERS LIMITED PARTNERSHIP
		     NOTES TO FINANCIAL STATEMENTS


3.	INVESTMENT IN LOCAL LIMITED PARTNERSHIPS (Continued)

Summarized unaudited income statement information on a combined basis for the Local Limited Partnerships for the six-month and three-month periods ended June 30, 2002 and 2001 were as follows:


 			Six Months           Three Months
			Ended June 30,	     Ended June 30,
			2002      2001	     2002     2001

Revenues	      $896,534    880,992   $456,785 $444,538
Net income (loss)	15,969   (120,579)    61,000 ( 46,209)


4.	CASH AND CASH EQUIVALENTS

The Partnership maintains cash and cash equivalent balances in a financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.
At June 30, 2002 and December 31, 2001, uninsured cash and cash equivalents totaled $149,136 and $187,619, respectively.

5.	TRANSACTIONS WITH RELATED PARTIES

American Securities Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for each of the six-month periods ended
June 30, 2002 and 2001 amounted to $18,700 and $18,700,
respectively and for each of the three-month periods ended June 30, 2000 and 2001 amounted to $9,350 and $9,350, respectively. The Partnership has liabilities to the affiliate of $9,350 and $7,696 at June 30, 2002 and December 31, 2001,
respectively.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Partnership's financial instruments have been determined at a specific point in time, based on relevant market information and information about the financial instrument. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumption could affect the estimates.

The carrying amounts of cash and cash equivalents and accrued expenses at June 30, 2002 and December 31, 2001 approximate their fair values because of the short-term maturity of these instruments.



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

As of June 30, 2002, the Partnership has invested all of the net proceeds available for investment.

The Partnership's commitment to investments requiring initial capital contributions has been paid. The Partnership has no other significant capital commitments.

Pursuant to HUD's efforts to provide for the nation's housing needs, the Multifamily Assisted Housing Reform and Affordability Act (MAHRAA) of 1997, as amended, was enacted. In this Act, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts. Owners with Section 8 contracts expiring after eptember 30 ,1998 are subject to the provisions of MAHRAA. Guidance has been provided through various HUD housing notices, most recently HUD "Section 8 Renewal Policy Guide" which addresses project-based Section 8 contracts expiring in fiscal year 2001.

Under this notice, project owners have several options for Section 8 contract renewals, depending on the type of project and rent level. Options include marking rents up to market, renewing other contracts with rents at or below market, referring projects to the Office of Multifamily Housing Assistance Restructuring (OMHAR) for mark-to market or "OMHAR lite" renewals, renewing contracts that are exempted from referral to OMHAR, renewing contracts for port-folio re-engineering demonstration and preservation projects, and opting out of the Section 8 program. Owners must submit their option to HUD at least 120 days before expiration of their contract. Each option contains specific rules and procedures that must be followed to comply with the requirements of the
Section 8 Renewal Policy Guide.

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

Cash distributions received from Local Limited Partnerships during the three-months ended June 30, 2002 and 2001 were $0 and $74,511, respectively. No cash distributions were received in the first quarter of 2002 or 2001. The 2001 distribution was used to meet the Partnership's obligations. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership does not anticipate receiving any cash distributions in 2002. Management believes there is sufficient cash balances to fund operations. Accordingly, there can be no assurance that future cash distributions will be adequate to allow the Partnership to make further cash distributions to its partners.

Cash decreased by approximately $32,900 at June 30, 2002 from December 31, 2001 as a result of payments of management fees of $17,046 and administrative expenses of $18,356 net of interest earned of $2,497.

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

The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the six-months ended June 30, 2002 and 2001, the aggregate share of net income (losses) of the Local Limited Partnerships attributable to the Partnership amounted to $14,698 and ($115,506), rspectively. For the three months ended June 30, 2002 and 2001, the aggregate share of net income (losses) of the Local Limited Partnerships attributable to the Partnership were ($5,540) and ($44,267), respectively. These losses are not included in the statement of operations. The Partnership's cumulative share of losses of the Local Limited Partnerships exceed its investments, and, accordingly, its share of income/losses of the Local Limited Partnerships have not been reflected in the financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.


PART I

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued):


The Partnership's net loss for both the six-month periods and three-month periods ended June 30, 2002 and 2001 were due primarily program management fees and administrative costs incurred. Management does not expect to receive cash distributions from Local Limited Partnerships for Calendar 2002 as the Local Limited Partnerships did not meet surplus cash criteria as defined by HUD in Calendar 2001. Management believes existing cash balances are sufficient to meet future operating expenses.

The Partnership incurs an annual program management fee payable to American Securities Team, Inc. ("AST"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the Limited Partners.
The fee to AST is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse debt. The fee amounted to $9,350 per quarter for both the six-month periods and three-month periods ended June 30, 2002 and 2001.

Administrative expenses for the six-months ended June 30, 2002 and 2001 were $14,650 and $13,217, respectively and consist of professional fees and legal fees related to Limited Partnership operations. The increase from 2001 to 2002 was the result of legal fees of $5,000 incurred in the first quarter of 2002 and a decrease in accounting fees of approximately $3,600. Administrative expenses for the three-months ended June 30, 2002 and 2001 were $5,027 and $8,832. The change was the result of a decrease in accrued accounting fees.

Interest income for the six-months ended June 30, 2002 was $2,497 as compared to $3,968 for the six mnths ended June 30, 2001.
The decrease was due to the interest rates on the cash and cash equivalents and the balances of funds held. Interest income for the three-months ended June 30, 2002 and 2001 were $1,255 and $1,041. The increase was due to the interest rates on the cash equivalents. Additionally, the 2001 distribution from the Local Limited Partnership of $74,511 was received in June, 2001.


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

99.1	Cerification pursuant to 18 U.S.C Section 1350, as adopted
pursuant to Section 906 of the Sarbanes-Oxley Acy of 2002 of the Chief Execution Officer of the general partner of the Partnership.

99.2	Certification pursuant to 18 U.S.C Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of the general partner of the ended June 30, 2002.


















				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		APT HOUSING PARTNERS LIMITED PARTNERSHIP


		By:	APT Asset Management, Inc.
			General Partner



Date:_____________________	 ____________________
				Jeff Ewing, President





























						Exhibit 99.1


		CERTIFICATION PURSUANT TO
		18 U.S.C. SECTION. 1350, AS ADOPTED PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the "Report") by APT Housing Partners Limited Partnership (the "Company"), the under-signed, as the Chief Executive Officer of the general partner of the Company, hereby certifies pursuant to 18 U.S.C.
ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

-the Report fully complies with the requirements of Section
 13(a) or Section 15(d) of the Securities Exchange Act of
 1934; and
-the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


		_____________________________
		Name: 	Jeff Ewing
		Title:  Chief Executive Officer



















						Exhibit 99.2


			CERTIFICATION PURSUANT TO
		18 U.S.C. SECTION. 1350, AS ADOPTED PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on Form 10-Q 30, 2002 (the "Report") by APT Housing Partners Limited Partnership (the "Company"), the undersigned, as the Chief Financial Officer of the general partner of the Company, hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

-the Report fully complies with the requirements of Section
 13(a) or Section 15(d) of the Securities Exchange Act of 1934;
 and
-the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

			__________________________
			Name: Jeff Ewing
			Title:   Chief Financial Officer