Form 10-Q
period 2002-09-30
APT HOUSING PARTNERS LTD PARTNERSHIP
filed 2002-11-08
CIK 721465

SECURITIES AND EXCHANGE COMMISSION
			   Washington, DC  20549
		_______________________________________________

		               Form 10Q

		Quarterly Report Under Section 13 or 15 (d)
		 of the Securities Exchange Act of 1934.
		_______________________________________________

  For the Quarterly Period Ended September 30, 2002 commission file number 2-84474

             APT Housing Partners Limited Partnership
 	(Exact name of registrant as specified in its charter)

    Massachusetts                                    04-2791736
(State or other jurisdiction of  IRS Employer Identification No.)
incorporation or organization)

500 West Cummings Park,  Suite 6050, Woburn, Massachusetts 01801
(Address of principal executive offices)	      (Zip Code)

Registrant's telephone number, including area code (781)935-4200
                             N/A
Former name, former address and former fiscal year, if change since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes   _X______________              No______________

                 This document contains 25 pages









              APT HOUSING PARTNERS LIMITED PARTNERSHIP
 				 INDEX




Part I:	Financial Information

Item I:	Financial Statements	                           Page

   Balance Sheets, September 30, 2002 and December 31, 	     3

   Statements of Operations for the Nine and Three Months
   ended September 30, 2002 and 2001                         4

   Statements of Cash Flows for the Nine Months ended
   September 30, 2002 and 2001	                             5

   Notes to Financial Statements                           6-9

Item 2:	Management's Discussion and Analysis of Financial
	Condition and Results of Operations               10-12

Item 3:	Quantitative and Qualitative Disclosure about
	Market Risk					    13

Item 4:	Controls and Procedures                             13

Part II:	Other Information

Item 6:	Exhibits and Reports on Form 8-K  		    14

















                           PART 1

ITEM 1.	FINANCIAL STATEMENTS

		APT HOUSING PARTNERS LIMITED PARTNERSHIP
			    BALANCE SHEETS
   				ASSETS

				September 30,   December 31,
				     2002           2001
				(unaudited)      (audited)

Investment in Local
Limited Partnerships		$    - 0 -       $  - 0 -

Cash and Cash Equivalents	   242,813	  282,041

	Total Assets		$  242,813      $ 282,041

      LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
	Accrued Expenses -
	Affiliate               $    9,350      $   7,696

	Professional Fees	    12,000	   11,706

	Total Liabilities
		 		    21,350	   19,402
Commitments and Contingencies

Partner's Capital (Deficit):
	General Partners	   (34,896)	  (34,072)

	Limited Partners, 3,700
	partnership units
	authorized, issued  and    256,359	  296,711
	outstanding

	Total Partners' Capital
	 (Deficit)		   221,463	  262,639

	Total Liabilities and
	Partners' Capital
	 (Deficiency)    	$  242,813      $ 282,041

See accompanying notes to financial statements.

		APT HOUSING PARTNERS LIMITED PARTNERSHIP
			STATEMENTS OF OPERATIONS
				(Unaudited)


		Nine	   Nine       Three 	 Three
		Months     Months     Months	 Months
		Ended	   Ended      Ended	 Ended
		September  September  September	 September
                30, 2002   30, 2001   30, 2002	 30,2001

Interest	$ 3,772    $ 3,772    $ 1,275	 $ 2,516
Income

Operating
Expenses:

Management
fees-
affiliate	28,050	    28,050      9,350	   9,350
Administrative 	19,650      13,217      5,000          0

Total
Operating
Expenses  	47,700	    41,267     14,350 	   9,350

Loss Before
Share of Losses
of and
Distributions
from Local
Limited
Partnerships  ( 43,928)	  ( 34,783)  ( 13,075)   ( 6,834)

Distribution
from Local
Limited
Partnerships     2,752      74,511      2,752         -

Share of
Losses of
Local
Limited
Partnerships      -             -	  -           -

Net Income
(Loss)		($41,176)  $ 39,728  ($10,323)	($ 6,834)



Limited Partners'
Interest in Net
Income (Loss)	($40,352)  $ 38,933  ($10,117)  ($ 6,697)

Weighted
Average Number
of Outstanding
Limited
Partnership
Units		   3,700      3,700     3,700      3,700

Net Income
(Loss) Per
Limited
Partnership
Unit	         ($10.90)     $10.52  ($ 2.73)   ($ 1.81)

     See accompanying notes to financial statements































			     PART I

ITEM 1.	FINANCIAL STATEMENTS (Continued)

             APT HOUSING PARTNERS LIMITED PARTNERSHIP
		   STATEMENTS OF CASH FLOWS
			(Unaudited)

					Nine Months Ended
					September 30,
					2002	    2001

Cash Flows From
Operating Activities:
  Net Income (Loss)			($41,176)   $39,728
  Adjustments to reconcile net
  income (loss) to net cash
  provided by (used by)
  operating activities:

    Changes in operating
    assets and liabilities:

	Increase (decrease)
        in accrued expense	   	  1,948    10,153

	Net Cash provided by
        (used in) operating
        activities:	 	         (39,228)   49,881



Cash Flows From Financing Activities:

	Distributions to
        limited partners             	    -        -

	Distributions to
        general partner	                    -        -

	Net cash provided by
        (used in) financing
        activities		            -	     -

Net Increase (Decrease) in
cash and cash equivalents
					(39,228)    49,881



					Nine Months Ended
					September 30,
					2002       2001
Cash and Cash Equivalents,
Beginning of Period			282,041	   252,224

Cash and Cash Equivalents,
End of Period		       		$242,813   $302,105









































 		  APT HOUSING PARTNERS LIMITED PARTNERSHIP
			NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

APT Housing Partners Limited Partnership (the Partnership), organized as a Massachusetts Limited Partnership on June 8,1983 was formed to invest in other Local Limited Partnerships
("the Local Limited Partnerships") which own and operate existing residential rental housing developments that are financed or operated with assistance from Federal, State and/or local governmental agencies. The Partnership has limited partnership interests in two Local Limited Partnerships,with a total of 156 residential apartment units, located within the Commonwealth of Massachusetts.

The general partner of the Partnership is APT Asset Management, Inc. The Partnership Agreement, as amended, authorized the issuance of 3,700 limited partnership units, all of which were issued and are outstanding.

Financial Statements:

The accompanying balance sheet as of September 30, 2002, the statements of operations for the nine-month and three-month periods ended September 30, 2002 and September 30, 2001, and the statements of cash flows for the nine-month periods then ended have been prepared by the Partnership without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necesssary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made.

The accompanying balance sheet as of December 31, 2001 has been taken from the audited financial statements at that date.

The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of operating results for a full year.

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

Statement of cash flows:

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
No cash equivalents were held at September 30, 2002 and December 31, 2001.

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

For the nine-month periods ended September 30, 2002 and 2001 the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to ($49,032) and ($126,278), respectively. For the three-months ended
September 30, 2002 and 2001, the aggregate share of losses of the Local Limited Partnerships attributable to the Partnership amounted to ($34,334) and ($10,772), respectively. The Partnership's cumulative share of losses of the Local Limited Partnerships exceeded its investments by $1,181,005 at September 30, 2002 and $1,131,973 at December 31, 2001.
Accordingly, the investments have been reduced to zero and have not been reflected in the accompanying financial statements, and the Partnership has discontinued the application of the equity method. The Partnership will resume applying the equity method only after its allocable share of the net income of the Local Limited Partnerships equals the share of net losses not previously recognized during the period the equity method was suspended.

Summarized balance sheet information on a combined basis for the Local Limited Partnerships as of September 30, 2002 and December 31, 2001 was as follows:







		September 30, 2002	December 31, 2001
		   (unaudited)		    (audited)

Rental property    $ 7,597,934		$  7,597,934
Accumulated
depreciation        (5,307,841)		(  5,104,501)
Cash and
cash equivalents       175,791		     245,196

Restricted assets      714,306               625,242
and deposits

Other assets           149,940		      99,602

   Total assets      3,330,130		   3,463,473

Mortgage loans       5,637,127             5,695,219
payable

Other liabilities      123,895               144,635

   Total liabilities
		     5,761,022		   5,839,854

Partners' capital
(deficiency)
                   ($2,430,892)           $2,376,381

Composition of partners' capital (deficiency)

General partners      (166,429)            ( 163,702)
Limited partners    (2,264,463)           (2,212,679)

Partners' capital
(deficiency)        ($2,430,892)         ($2,376,381)



















        	APT HOUSING PARTNERS LIMITED PARTNERSHIP
			NOTES TO FINANCIAL STATEMENTS


3. INVESTMENT IN LOCAL LIMITED PARTNERSHIPS (Continued)

Summarized unaudited income statement information on a combined basis for the Local Limited Partnerships for the nine-month and three-month periods ended September 30, 2002 and 2001 were as follows:


		Nine Months Ended	  Three Months Ended
		September 30, 		  September 30,
		2002         2001	  2002	    2001

Revenues	$1,279,537   $1,262,423	  $423,276  $421,704
Net income
(loss)		(51,674)     ($ 132,063)  $(35,705) ($11,484)

4.  CASH AND CASH EQUIVALENTS

The Partnership maintains cash and cash equivalent balances in a financial institution located in the Commonwealth of Massachusetts. Accounts in the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2002 and December 31, 2001, uninsured cash and cash equivalents totaled $142,813 and $187,619, respectively.

5. TRANSACTIONS WITH RELATED PARTIES

American Securities Team, Inc., an affiliate of the General Partner of the Partnership, receives an annual program management fee. This fee is for managing the affairs of the Partnership and for providing investor services to the Limited Partners. The fee is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse mortgage debt. Program management fees charged to operations for each of the nine-month and three-month periods ended September 30, 2002 and 2001 amounted to $28,050 and $9,350, respectively. The Partnership has liabilities to the affiliate of $9,350 and $7,696 at September 30, 2002 and December 31, 2001, respectively.

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

The carrying amounts of cash and cash equivalents and accrued expenses at September 30, 2002 and December 31, 2001 approximate their fair values because of the short-term maturity of these instruments.

			     PART I


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS:

Critical Accounting Policy

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

As of September 30, 2002, the Partnership has invested all of the net proceeds available for investment.

The Partnership's commitment to investments requiring initial capital contributions has been paid. The Partnership has no other significant capital commitments.

Pursuant to HUD's efforts to provide for the nation's housing needs, the Multifamily Assisted Housing Reform and Afforda-bility Act (MAHRAA) of 1997, as amended, was enacted. In this Act,Congress set forth the legislation for a permanent"mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts.

Owners with Section 8 contracts expiring after September 30, 1998 are subject to the provisions of MAHRAA. Guidance has been provided through various HUD housing notices, most recently HUD "Section 8 Renewal Policy Guide" which addresses project-based Section 8 contracts expiring in fiscal year 2001.

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

Cash distributions received from Local Limited Partnerships during the three-months ended September 30, 2002 and 2001 were $2,752 and $0, respectively. Cash distributions for the nine-months ended September 30, 2002 and 2001 were $2,752 and $74,511, respectively. The 2002 and 2001 distributions were used to meet the Partnership's obligations. The Partnership has invested in Local Limited Partnerships owning housing developments which receive governmental assistance under programs which restrict the cash return available to the housing development owners. The Partnership does not anticipate receiving any future cash distributions in 2002. Management believes there is sufficient cash balances to fund operations. Accordingly, there can be no assurance that future cash distributions will be adequate to allow the Partnership to make further cash distributions to its partners.

Cash decreased by $39,228 at September 30, 2002 from December
31, 2001 as a result of payments of management fees of $26,396 and administrative expenses of $19,356 net of interest earned of $3,772 and distributions received of $2,752.

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted.

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is anticipated that the Local Limited Partnerships in which the Partnership has invested will primarily produce tax losses of approximately $17,000 per $5,000 investment in approximately 14 to 17 full years of Partnership operations, with approximately $11,000 of such tax losses occurring during the first 5 years of Partnership operations (assuming the applicability of current laws, regulations and court decisions). The benefits received in the form of tax savings may be reduced due to the enactment of the Tax Reform Act of 1986, depending on the individual circumstances of each Limited Partner. There can be no assurance that the Partnership will be able to attain its investment objectives. The Partnership will not seek to sell its interest in any housing development or Local Limited artnership until proceeds of such sale would supply sufficient cash to enable its Limited Partners to pay applicable taxes. Proceeds of such sales will not be reinvested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount.

Except for the operating balance of cash, the Partnership's assets consist primarily of limited partnership interests in Local Limited Partnerships owning government-assisted housing developments. The Partnership accounts for its investments in the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted for the Partnership's share of each Local Limited Partnership's results of operations and cash distributions. The Partnership's share in the loss of each Local Limited Partnership is not recognized to the extent that the investment balance would become negative. For the nine-months ended September 30, 2002 and 2001, the aggregate share of net income (losses) of the Local Limited Partnerships attributable to the Partnership amounted to ($49,032) and
($126,278), respectively.   For the three-months ended September
30, 2002 and 2001, the aggregate share of net income (losses) of the Local Limited Partnerships attributable to the Partner-ship were ($34,334) and ($10,772), respecitvely. These losses are not included in the statement of operations. The Partner-ship's cumulative share of losses of the Local Limited Partnerships exceed its investments, and, accordingly, its share of income/losses of the Local Limited Partnerships have not been reflected in the financial statements in accordance with the equity method of accounting because the investment balances have been reduced to zero.

The Partnership's net loss for both the nine-month periods and three-month periods ended September 30, 2002 and 2001 were due primarily to program management fees and administrative costs incurred. Management does not expect to receive additional cash distributions from Local Limited Partnerships in Calendar 2002. Management believes existing cash balances are sufficient to meet future operating expenses.

The Partnership incurs an annual program management fee payable to American Securities Team, Inc. ("AST"), an affiliate of the General Partner, for managing the affairs of the Partnership and for providing investor services to the Limited Partners.
The fee to AST is equal to .5% of invested assets plus the Local Limited Partnerships' annualized outstanding nonrecourse debt.
The fee amounted to $9,350 per quarter for both the nine-month periods and three-month periods ended September 30, 2002 and 2001.





Administrative expenses for the nine-months ended September 30, 2002 and 2001 were $19,650 and $13,217, respectively, and consist of professional fees and legal fees related to Limited Partnership operations. The increase from 2001 to 2002 was the result of legal fees of $6,000 incurred in the first and third quarters of 2002 and an increase in accounting fees of approximately $500. Administrative expenses for the three-months ended September 30, 2002 and 2001 were $5,000 and $0. The change was the result of a increase in accrued accounting fees of $4,000 and legal fees of $1,000.

Interest income for the nine-months ended September 30, 2002 was $3,772 as compared to $6,484 for the nine-months ended September 30, 2001. The decrease was due to the interest rates on the cash and cash equivalents and the balances of funds held. Interest income for the three-months ended September 30, 2002 and 2001 were $1,275 and $2,516. The decrease was due to the interest rates on the cash equivalents and the balance of funds held. Additionally, the 2001 distribution from the Local Limited Partnership of $74,511 was received in June, 2001. The 2002 distribution from the Local Limited Partnership of $2,752 was received in August, 2002.

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

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures within 90 days of the filing date of this quarterly report,and based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed,summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitaiton, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding requried disclosure.








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
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the general partner of the Partnership.

99.2	Certification pursuant to 18 U.S.C Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 of the Chief Financial Officer of the general partner of the Partnership.

b.	No reports on Form 8-K have been filed for the quarter
ended September 30, 2002.














			  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		APT HOUSING PARTNERS LIMITED PARTNERSHIP

   		By:	APT Asset Management, Inc.
			General Partner



Date:_____________________	      ________________________
					 Jeff Ewing, President























			  CERTIFICATIONS


I, Jeffrey Ewing, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of APT
Housing Partners Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its unconsolidated investees, is made known to us by others within thiose entities, particularly during the period in which this qaurterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
(or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could aversly affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002


		Jeffrey Ewing
		Chief Executive Officer































                         CERTIFICATIONS

I, Jeffrey Ewing, certify that:

1. I have reviewed this quarterly report on Form 10-Q of APT Housing Partners Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its unconsolidated investees, is made known to us by others within thiose entities, particularly during the period in which this qaurterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the"Evaluation Date") and:

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could aversly affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

		Jeffrey Ewing
		Chief Financial Officer





























Exhibit 99.1


			CERTIFICATION PURSUANT TO
		   18 U.S.C. SECTION. 1350, AS ADOPTED
		      PURSUANT TO SECTION 906 OF THE
                      SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002
(the "Report") by APT Housing Partners Limited Partnership
(the "Company"), the undersigned, as the Chief Executive Officer of the general partner of the Company, hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:
- the Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and
- the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

		_____________________________
		Name: 	Jeff Ewing
		Title:  Chief Executive Officer


























Exhibit 99.2


			CERTIFICATION PURSUANT TO
		  18 U.S.C. SECTION. 1350, AS ADOPTED
		     PURSUANT TO SECTION 906 OF THE
		       SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (the "Report") by APT Housing Partners Limited Partnership (the "Company"), the undersigned, as the Chief Financial Officer of the general partner of the Company, hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

- the Report fully complies with the requirements of Section
13(a) or Section 15(d) of the Securities Exchange Act of 1934;
and
- the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

	_____________________________
	Name: Jeff Ewing
	Title:   Chief Financial Officer